Form 10-Q
period 1996-09-30
DEPUY INC
filed 1996-11-13
CIK 1019900

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ___________________


                       Commission file number:  001-12229

                                  DePuy, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                35-1989795
     (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
      Incorporation or Organization)

  788 Orthopaedic Drive, Warsaw, Indiana                 46581
 (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (219) 267-8143

     Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes        No   X
                                                -----     -----

     The number of shares of Common Stock, par value $.01 per share, outstanding as of November 11, 1996 was 97,780,000.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  DEPUY, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   Unaudited
                                                                   ---------
                                              December 31,        September 30,
                                              ------------        -------------
ASSETS                                             1995                1996
                                                   ----                ----
CURRENT ASSETS
   Cash and cash equivalents                        $ 46,909           $ 57,785
   Accounts receivable, net of allowances
    of $6,628 (1995) and $6,177 (1996)               115,452            122,617
   Receivable from affiliates, net                    24,265              2,758
   Inventories at lower of cost or market            116,566            141,443
   Deferred income taxes                              25,275             24,432
   Prepaid expenses and other current assets          18,023             32,339
                                                    --------           --------
                   Total Current Assets              346,490            381,374
                                                    --------           --------

NONCURRENT ASSETS
   Goodwill, net of accumulated amortization
    of $60,312 (1995) and $69,455 (1996)             181,208            220,411
   Other intangible assets, net of accumulated
    amortization of $245 (1995) and $621 (1996)        1,278              1,954
   Deferred income taxes                               4,876              2,437
   Investment in affiliates                            2,081              3,090
   Other assets                                       10,634              9,954
                                                    --------           --------
                                                     200,077            237,846
                                                    --------           --------
     Property, plant and equipment, net               76,683             83,851
                                                    --------           --------

               TOTAL ASSETS                         $623,250           $703,071
                                                    ========           ========

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES
   Short-term debt payable to affiliates            $ 31,717           $ 41,961
   Short-term debt                                    21,048              7,621
   Accounts payable                                   26,090             26,743
   Income taxes payable                               23,088             34,104
   Income taxes payable to affiliates                 10,738                  -
   Accrued royalties                                  16,596             18,727
   Accrued employee compensation                      16,121             14,359
   Other accrued expenses                             24,282             30,005
                                                    --------           --------
               Total Current Liabilities             169,680            173,520
                                                    --------           --------

NONCURRENT LIABILITIES
   Long-term debt payable to affiliates               42,591             17,982
   Long-term debt                                      5,342              4,218
   Long-term employee benefits                        17,756             16,904
   Noncurrent deferred income tax liability            5,585              6,314
   Other noncurrent liabilities                        2,236                499
                                                    --------           --------
               Total Noncurrent Liabilities           73,510             45,917
                                                    --------           --------
CONTINGENCIES (Note 7)

MINORITY INTEREST                                      1,961              3,248
                                                    --------           --------

SHAREHOLDER'S EQUITY
   Shareholder's Net Investment                      378,099            480,386
                                                    --------           --------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY          $623,250           $703,071
                                                    ========           ========

       See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Unaudited, in thousands, except share data)

                                                        Three Months Ended          Nine Months Ended
                                                        ------------------          -----------------
                                                          September 30,               September 30,
                                                          -------------               -------------
                                                      1995          1996          1995           1996
                                                  ------------  ------------  ------------  -------------
Net sales                                           $ 148,442     $ 167,275     $ 471,692      $ 516,289

Cost of sales                                          46,967        48,754       151,774        155,270
                                                    ---------     ---------     ---------      ---------

   Gross Profit                                       101,475       118,521       319,918        361,019
                                                    ---------     ---------     ---------      ---------

Selling, general and administrative expenses           55,828        66,145       167,347        194,373
Research and development expenses                       5,388         5,735        15,896         15,739
Goodwill amortization                                   3,596         2,655        10,798          9,247
                                                    ---------     ---------     ---------      ---------
   Operating Income                                    36,663        43,986       125,877        141,660
                                                    ---------     ---------     ---------      ---------

Interest expense, affiliate                             1,067         1,224         3,070          3,697
Interest expense, other                                   482           941         1,099          1,917
Other income, net                                     (1,021)         (441)       (2,486)        (2,768)
                                                    ---------     ---------     ---------      ---------

   Income before taxes, minority interest and
     equity in earnings of unconsolidated
     affiliate                                         36,135        42,262       124,194        138,814
                                                    ---------     ---------     ---------      ---------



Provisions for income taxes                            16,119        18,197        54,070         59,556

Minority interest                                         286           465           530          1,287

Equity in earnings of unconsolidated affiliate            590           409         2,178          1,639
                                                    ---------     ---------     ---------      ---------

                      Net Income                    $  20,320     $  24,009     $  71,772      $  79,610
                                                    =========     =========     =========      =========

Pro forma net income per share                      $    0.23     $    0.27     $    0.80      $    0.88
                                                    =========     =========     =========      =========

Pro forma weighted average number
   of shares outstanding                           90,000,000    90,000,000    90,000,000     90,000,000
                                                  ===========   ===========   ===========    ===========


       See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                                  -----------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                           (Unaudited, in thousands)

                                                       Nine Months Ended
                                                       -----------------
                                                         September 30,
                                                         -------------
                                                    1995               1996
                                                    ----               ----
Cash Flows from Operating Activities

Net income                                        $ 71,772            $ 79,610
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                     20,603              20,352
  Deferred income taxes                              (220)               3,975
  Other, net                                         1,030                 221
  Changes in operating assets and liabilities,
    net of effects of acquisitions:
       Accounts receivable                        (10,441)             (5,372)
       Inventories                                 (5,234)            (23,783)
       Amounts payable to or receivable
        from affiliates                              3,404              21,384
       Prepaid expenses and other current assets   (2,768)            (14,298)
       Other noncurrent assets                     (2,969)               (531)
       Accounts payable                            (7,199)               (275)
       Accrued employee compensation & other         6,436               4,876
       Other current and noncurrent liabilities      9,662             (3,498)
       Income taxes payable                         11,934                 702
                                                  --------            --------
       Net Cash Provided by Operating Activities    96,010              83,363
                                                  --------            --------
Cash Flows from Investing Activities:

Capital expenditures                              (10,245)            (16,683)
Business acquisitions, net of cash acquired       (17,500)            (51,851)
                                                  --------            --------
       Net Cash Used for Investing Activities     (27,745)            (68,534)
                                                  --------            --------

Cash Flows from Financing Activities:

Payments of short-term debt                        (4,712)            (14,347)
Proceeds from issuance of short-term debt              ---               9,418
Payments of  long-term debt                        (4,140)            (23,722)
Advances (to) from affiliate                      (51,921)              29,682
Dividends paid to affiliate                            ---             (4,973)
                                                  --------            --------
       Net Cash (Used For) Financing Activities   (60,773)             (3,942)
                                                  --------            --------

Effect of exchange rate changes on cash              1,999                (11)
                                                  --------            --------
         Increase in Cash and Cash Equivalents       9,481              10,676
                                                  --------            --------
Cash and Cash Equivalents at Beginning of Period    32,131              46,909
                                                  --------            --------
Cash and Cash Equivalents at End of Period        $ 41,622            $ 57,785
                                                  ========            ========

       See accompanying notes to these Consolidated Financial Statements

                                  DEPUY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of DePuy, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration Statement No. 333-09345) filed with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods reported have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

      NOTE 2 - ORGANIZATION / ACQUISITIONS

      The consolidated financial statements of the Company are comprised of DePuy Orthopaedics, Inc. (formerly DePuy Inc., renamed DePuy Orthopaedics, Inc. on September 5, 1996) and other U.S. and international orthopedic subsidiaries, branches and divisions of Corange Limited. These consolidated financial statements have been prepared from the historical accounting records of the consolidated affiliates. Unless otherwise referred to herein or the context otherwise requires, references to the "Company" or "DePuy" shall mean DePuy, Inc. and its majority owned subsidiaries, after giving effect to the reorganization described below.

      A worldwide reorganization of the Company's operations has occurred in anticipation of DePuy becoming a public company. Various actions have been taken to (i) consolidate the worldwide operations of DePuy under Corange U.S. Holdings, Inc., an Indiana corporation ("CUSHI"), (ii) transfer out of the CUSHI consolidated group Boehringer Mannheim Corporation ("BMC"), and (iii) merge CUSHI downstream into DePuy, Inc. (which was created on July 26, 1996 for purposes of becoming the holding company for the DePuy worldwide operations), with DePuy, Inc. as the surviving company in the merger, the effect of which was to reincorporate CUSHI in Delaware under the name "DePuy, Inc."

      On March 11, 1996, the Company acquired all of the outstanding shares of common stock of Orthopedic Technology, Inc. ("DePuy OrthoTech"), a manufacturer of orthopedic products primarily for the sports medicine market, in consideration of $46,300 in cash. For the year ended September 30, 1995, DePuy OrthoTech reported sales of $18,400 and net income of $600. The purchase method of accounting was applied to this acquisition and a total of $41,600 was allocated to goodwill. The acquisition was funded by available internal resources.

      The results of DePuy OrthoTech operations, since the date of acquisition, are included in the unaudited consolidated statement of income for the nine month period ended September 30, 1996 and are not material to consolidated net sales or consolidated net income.

      In addition the Company made contingent payments relating to previous acquisitions totaling $6 million which were recorded as goodwill.

      NOTE 3 - CAPITALIZATION AND UNAUDITED PRO FORMA NET INCOME PER SHARE

      Prior to the reorganization, the Company was not a legal entity and did not have a separately identifiable pool of capital. Accordingly, historical per share data has been omitted from the consolidated financial statements. Pro forma net income per share is based on historical net income and the number of shares of common stock which are outstanding after the reorganization, but prior to the Company's Initial Public Offering which was effective October 31, 1996 (Note 8).

                                   DEPUY INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 4 - INVENTORIES

      Inventories consisted of the following:
                                                  December 31,  September 30,
                                                  ------------  -------------
                                                      1995           1996
                                                      ----           ----
           Finished products                         $ 98,887       $120,102
           Work in process                              7,656          7,697
           Raw materials                               10,023         13,644
                                                     --------       --------
                                                     $116,566       $141,443
                                                     ========       ========

      NOTE 5 - INCOME TAXES

      The difference between the Company's effective and statutory tax rates for both the quarter and nine months ended September 30, 1996 is primarily attributable to state income taxes, nondeductible goodwill and the effect of international operations.

      NOTE 6 - SHAREHOLDER'S NET INVESTMENT

      Prior to becoming a public company pursuant to a registration statement filed with the Securities and Exchange Commission which became effective on October 30, 1996, the Company participated in a centralized cash management system for all of its U.S. operations through an affiliate, Corange U.S. Holdings, Inc. ("CUSHI"). Substantially all cash receipts and disbursements were processed through CUSHI and the Company was charged or credited for the net of cash receipts, cash disbursements, and other CUSHI allocated charges each month. The net effect of this monthly activity was charged or credited to shareholder's net investment.

      NOTE 7 - CONTINGENCIES

      The Company is subject to a number of investigations, lawsuits and claims during the normal course of business. Management does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's consolidated financial position, results of operations and cash flows. The loss provisions recorded have not been reduced for any material amounts of anticipated insurance recoveries.

      NOTE 8 - SUBSEQUENT EVENTS

      Pursuant to a registration statement filed with the Securities and Exchange Commission which became effective on October 30, 1996, the Company issued, through an Initial Public Offering, 7,780,000 shares of its Common Stock at $17.50 per share which generated net proceeds after expenses, discounts and commissions of approximately $127 million. The Company plans to use the net proceeds from the sale of shares of its Common Stock primarily to finance the expansion of the Company's business, provided suitable acquisitions can be identified and negotiated.

      The following table sets forth the capitalization of the Company at September 30, 1996 on an actual and as adjusted basis to give effect to the reorganization (Note 1) and the issuance of 7,780,000 shares of Common Stock offered by the Company:

                                                       At September 30, 1996
                                                     --------------------------
                                                       Actual     As Adjusted
                                                     ----------  --------------
      Shareholder's equity:
         Shareholder's net investment                  $480,386  $         ---
         Common stock $.01 par value; 130,000,000
          shares authorized, no shares issued and           ---            ---
          outstanding; 97,780,000 shares issued and
          outstanding, as adjusted                          ---            978
      Additional paid-in capital                            ---        637,909
      Cumulative translation adjustment                     ---        (31,613)
                                                     ----------       --------
           Total Shareholder's net investment          $480,386       $607,274
                                                     ==========       ========

                                   DEPUY INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


      Effective with the Initial Public Offering, the Company has granted stock options under stock-based compensation plans totaling 1,274,250 shares at the initial public offering price of $17.50 per share.

      The Company will account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations.
      Under APB 25, because the exercise price of the employees' stock options will equal or exceed the market price of the underlying stock on the date of grant, no compensation expense will be recognized. In October 1995 the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123) which became effective for fiscal years beginning after December 15, 1995. The Company will adopt the additional disclosure requirements of FAS 123 in its yearend reporting in 1996.

                                    DEPUY INC.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Results of Operations

The following table summarizes the selected financial information expressed as a percentage of net sales and the change from period to period.

                             Percentage of Net Sales   Percentage of Net Sales
                             ------------------------  ------------------------
                                Three Months Ended        Nine Months Ended
                                ------------------        -----------------
                                  September 30,             September 30,
                                  -------------             -------------
                                1995         1996         1995         1996
                                ----         ----         ----         ----
Net sales                         100.0%       100.0%       100.0%       100.0%
Cost of goods sold                 31.7         29.2         32.2         30.1
                                 ------       ------       ------       ------
   Gross profit                    68.3         70.8         67.8         69.9
                                 ------       ------       ------       ------
Selling, general &
 administrative expense            37.6         39.5         35.4         37.6
Research and development            3.6          3.4          3.4          3.1
Goodwill amortization               2.4          1.6          2.3          1.8
                                 ------       ------       ------       ------
   Operating income                24.7         26.3         26.7         27.4
                                 ------       ------       ------       ------
Other expense                        .4          1.0           .4           .5
                                 ------       ------       ------       ------
   Income before taxes,
    minority interest and
    equity in earnings of
    unconsolidated affiliate       24.3         25.3         26.3         26.9
                                 ------       ------       ------       ------

Minority interest                    .2           .3           .1           .3
Equity in earnings of
 unconsolidated affiliate            .4           .2           .5           .3
Income taxes                       10.8         10.8         11.5         11.5
                                 ------       ------       ------       ------

      Net Income                   13.7%        14.4%        15.2%        15.4%
                                 ======       ======       ======       ======

The following table summarizes sales by product line and geographical location:

                                 Three Months Ended         Nine Months Ended
                                 ------------------         -----------------
                                    September 30,             September 30,
                                    -------------             -------------
                                   1995         1996         1995         1996
                                 ------       ------       ------       ------
Reconstructive products          $103.5       $110.2       $334.1       $352.4
Spinal implants                     8.4         12.5         21.2         32.0
Trauma products                    11.2         14.1         35.3         40.7
Sports medicine                     6.9         13.2         22.1         35.0
Other products                     18.4         17.3         59.0         56.2
                                 ------       ------       ------       ------
     Total Sales                 $148.4       $167.3       $471.7       $516.3
                                 ======       ======       ======       ======

Domestic sales                   $ 87.0       $103.1       $279.6       $302.4
International sales                61.4         64.2        192.1        213.9
                                 ------       ------       ------       ------
     Total Sales                 $148.4       $167.3       $471.7       $516.3
                                 ======       ======       ======       ======

Sales to customers located
 in the United States            $ 81.5       $ 93.7       $262.4       $279.9
Sales to customers located
 outside the United States         66.9         73.6        209.3        236.4
                                 ------       ------       ------       ------
     Total Sales                 $148.4       $167.3       $471.7       $516.3
                                 ======       ======       ======       ======

      Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

      Net Sales were $516.3 million for the nine months ended September 30, 1996, representing an increase of $44.6 million, or 9% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 2%. The acquisition of DePuy OrthoTech in March 1996 resulted in additional sales growth of 3%. The effects of foreign exchange rates in 1996 compared with 1995 resulted in an unfavorable impact on sales of 1%. The remaining 5% increase primarily related to sales growth in international markets, partially offset by the negative impact of lower average prices in the U.S. predominantly resulting from managed care contracts.

      The components of the worldwide sales improvement were as follows:

           Acquisitions                            3 %
           Volume and product mix                  8 %
           Net pricing changes                   - 1 %
           Effect of foreign exchange rates      - 1 %

      Domestic sales to unaffiliated customers rose $22.8 million, or approximately 8%. This growth was primarily attributable to the acquisition of DePuy OrthoTech in March 1996 and to increased sales of spinal and shoulder implants.

      International sales to unaffiliated customers rose $21.8 million, or 11%. This increase in sales was related to continued expansion in the European, Asia/Pacific and South American regions. Expansion in these areas caused sales to grow by 9%, 5% and 1%, respectively, during the nine months ended September 30, 1996, exclusive of the effects of foreign exchange. The negative effect of foreign exchange rates caused the increase in international sales to be 4% less than it otherwise would have been during such nine-month period.

      The Company's gross profit for the nine months ended September 30, 1996 was $361.0 million, or 69.9% of sales, as compared to 67.8% of sales for the prior nine-month period. This margin improvement resulted from increased sales of spinal products and manufacturing efficiencies obtained through cost controls and higher unit sales, the consolidated impact of which more than offset the negative impact of lower average prices realized in the U.S.

      Selling, general and administrative expense totaled $194.4 million for the first nine months of 1996, or 37.6% of sales, as compared to 35.4% in the first nine months of the prior year. The primary reason for this increase as a percent of sales was the cost associated with converting 75% of the Company's U.S. distribution structure from independent sales agents to Company-managed territories under the responsibility of territory sales managers. As part of this conversion, the Company incurred additional (in certain cases, one time) costs totaling $11.7 million, primarily related to new surgical instrumentation and additional administration expenses incurred to set up the new territory offices. In addition to these costs, the Company continued to invest in the development of the U.S. sales infrastructure and in the expansion of its business in the spinal and international markets.

      Research and development expense decreased $.2 million during the first nine months of 1996 as compared to the same period in 1995.

      Goodwill amortization totaled $9.2 million for the first nine months of the year, representing a $1.6 million decrease compared to the same period in the prior year. This decrease primarily related to certain goodwill assets becoming fully amortized during the third quarter of 1995.

      The Company reported a 13% increase in operating income to $141.7 million for the nine months ended September 30, 1996, or 27.4% of sales, as compared to $125.9 million for the same period in 1995, or 26.7% of sales. The increase was primarily attributable to improved gross margins, offset by additional expenses incurred in selling, general and administrative expense.

      Interest expense was $5.6 million, representing a $1.4 million increase over the same period in the prior year. This higher expense primarily resulted from higher interest expense related to additional indebtedness incurred to fund the expansion of international operations in existing and new subsidiaries.

      Net income for the nine months ended September 30, 1996 was $79.6 million, or 15.4% of sales, representing an 11% increase over the same period in the prior year. This increase was the result of a 13% increase in operating profit offset by higher interest expense and lower equity in earnings of unconsolidated affiliate.

      Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995

      Net sales were $167.3 million for the quarter ended September 30, 1996, representing an increase of $18.8 million, or 13% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 3%. The acquisition of DePuy OrthoTech in March 1996 resulted in additional sales growth of 3%. The effects of foreign exchange rates in the third quarter of 1996 compared with the same quarter in 1995 resulted in no material impact on sales. The remaining 7% increase related primarily to sales growth in international markets, partially offset by the negative impact of lower average prices in the U.S. predominantly resulting from managed care contracts.

      The components of the worldwide sales improvement were as follows:

           Acquisitions                            3 %
           Volume and product mix                 12 %
           Net pricing changes                    -2 %
           Effect of foreign exchange rates       -- %

      Domestic sales to unaffiliated customers rose $16.0 million, or approximately 18%. This growth was primarily attributable to the acquisition of DePuy OrthoTech in March 1996 and to increased sales of spinal and shoulder implants.

      International sales to unaffiliated customers rose $2.8 million, or 5%. This increase in sales was related to continued expansion in the European, Asia/Pacific and South American regions. Expansion in these areas caused sales to grow by 5%, 3% and 1%, respectively, during the three months ended September 30, 1996, exclusive of the effects of foreign exchange. The negative effect of foreign exchange rates caused the increase in international sales to be 4% less than it otherwise would have been during such three-month period.

      The Company's gross profit for the quarter ended September 30, 1996 was $118.5 million, or 70.8% of sales, as compared to 68.3% of sales for the same quarter in the prior year. This margin improvement resulted from increased sales of spinal products and manufacturing efficiencies obtained through cost controls and higher unit sales, the consolidated impact of which more than offset the negative impact of lower average prices realized in the U.S.

      Selling, general and administrative expense totaled $66.1 million for the first three months of 1996, or 39.5% of sales, as compared to 37.6% in the third quarter of the prior year. The primary reason for this increase as a percent of sales was the cost associated with converting 75% of the Company's U.S. distribution structure from independent sales agents to Company-managed territories under the responsibility of territory sales managers. As part of this conversion, the Company incurred additional (in certain cases, one time) costs totaling $4.2 million during the quarter, primarily related to new surgical instrumentation and additional administration expenses incurred to set up the new territory offices. In addition to these costs, the Company continued to invest in the development of the U.S. sales infrastructure and in the expansion of its business in the spinal and international markets.

      Research and development expense increased $.3 million during the third quarter of 1996 as compared to the same period in 1995, but decreased as a percentage of sales to 3.4% as compared to 3.6% for the prior year. The Company continues to make investments in technological advancements in order to remain competitive in the orthopedic market and to provide its customers with the latest technology available.

      Goodwill amortization totaled $2.7 million for the third quarter of the year, representing a $.9 million decrease compared to the same period in the prior year. This decrease primarily related to certain goodwill assets becoming fully amortized during the third quarter of 1995.

      The Company reported a 20% increase in operating income to $44.0 million for the three months ended September 30, 1996, or 26.3% of sales, as compared to $36.7 million for the same period in 1995, or 24.7% of sales. The increase was primarily attributable to improved gross margins, offset by additional expenses incurred in selling, general and administrative expense.

      Interest expense was $2.2 million for the quarter, representing a $.6 million increase over the prior year. This higher expense primarily resulted from higher interest expense related to additional indebtedness incurred to fund the expansion of international operations in existing and new subsidiaries.

      Net income for the three months ended September 30, 1996 was $24.0 million, or 14.4% of sales, representing an 18% increase over the same period in the prior year. This increase was the result of a 20% increase in operating profit offset by higher interest expense and lower earnings of an unconsolidated affiliate.

      Liquidity and Capital Resources

      Cash generated from operations is the principal source of funding available and provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $57.8 million at September 30, 1996, compared with $46.9 million at December 31, 1995.

      Working capital at September 31, 1996, was $207.9 million, representing a $31.1 million increase from December 31, 1995. The annualized inventory turnover ratio for the nine months ended September 30, 1996 was 1.6, decreasing slightly compared with the rate of 1.7 experienced during the nine months ended September 30, 1995. The annualized accounts receivable turnover rate was 5.8 for the first nine months of 1996, increasing slightly from 5.7 in the same period in 1995.

      Operating activities generated $83.4 million in the first nine months of 1996 as compared to $96.0 million of cash provided in the same period in the prior year. The $12.6 million decrease resulted primarily from a higher investment in inventories during the first nine months of 1996 in support of changes in the Company's method of distribution and inventory buildup to support the faster growing product lines such as trauma and spinal. In addition, higher investments were made in surgical instrumentation sets in the first nine months of the year as compared to the same period in the prior year, offset by receipt of payment during the first six months of 1996 of an affiliate receivable outstanding at December 31, 1995.

      Cash flows used for investing activities totaled $68.5 million in the first nine months of 1996 including $45.9 million paid in consideration for the acquisition of DePuy OrthoTech (net of cash received), capital expenditures of $16.6 million and $6.0 million of deferred payments made in 1996 related to the acquisitions of ACE Medical Company in March 1994 and of CMW Laboratories in November 1994. In the first nine months of 1995, cash flows used for investing activities of $27.7 million included deferred payments on previous acquisitions of $17.5 million and $10.2 million for purchases of machinery and equipment. The increase in capital expenditures in the two nine month periods resulted primarily from items being deferred from the last quarter of 1995 to the first half of 1996.

      Cash flows used from financing activities were $3.9 million in the first nine months of 1996 and included $29.7 million of advances received from CUSHI, an affiliate, as part of the centralized cash management system described below, used for the DePuy OrthoTech acquisition offset by a net decrease in debt of $28.6 million and dividends of $5.0 million paid to another affiliate. During the first nine months of 1995, cash flows used by financing activities totaled $60.8 million resulting from $51.9 million of advances to CUSHI, representing advances under the cash management system described below, and an $8.9 decrease in debt.

      Prior to the Initial Public Offering pursuant to a registration statement filed with the Securities and Exchange Commission which became effective on October 30, 1996 (described in Note 8 to the interim Consolidated Financial Statements), the U.S. subsidiaries of DePuy participated in a centralized cash management system with CUSHI. Cash generated by the Company in the U.S. was advanced to CUSHI and classified as a reduction in shareholder's net investment on the balance sheet. Effective with the Company becoming a public company, cash generated is now maintained in its own accounts and is available for use by the Company. The Company does not believe it has any present need for additional financing to fund existing operations. If financing becomes necessary, the Company will pursue credit facilities from commercial sources.

      The Company anticipates that it will pay dividends on a quarterly basis, provided that funds are legally available therefor and subject to the discretion of the Board of Directors. Capital expenditures are expected to be approximately $25 million in 1996, primarily consisting of purchases of machinery and equipment. In addition to these funding requirements, the Company expects to continue to evaluate potential acquisitions to expand its business.

      The Company has historically been able to fund its capital and operating needs through its cash flow from operations and expects to be able to continue to do so in the future. The Company believes that the net proceeds from the Offering of approximately $127 million received in November 1996 along with its ability to issue additional shares of Common Stock and to obtain credit lines, together with its cash flow from operations, will provide it with the ability to fund its acquisition strategy.


      Factors Affecting Future Performance

      The orthopedic industry is experiencing a period of significant transition as a result of health care reform. While cost containment issues have existed for several years outside of the United States, these are relatively recent phenomena in the U.S. orthopedic market. Trends in the U.S. market, which have had an impact on the Company, include the increased movement toward the provision of health care through managed care, significant emphasis on cost control and related pressures.

      The advent of managed care in the orthopedic products industry has meant greater attention to tradeoffs of patient need and product cost, so-called demand matching, where patients are evaluated as to their age, need for mobility, and other parameters, and are then matched with a replacement product that is cost effective in light of such evaluation. This has led (particularly from mid-1995 onward) to an increase in unit sales of lower-priced, cemented products, sales of which constitute an increasing share of the Company's overall unit growth. Such shift in product mix has and is expected to continue to have an impact on the Company's sales with respect to hip replacement systems and, to a lesser extent, knee replacement systems.

      PART II - OTHER INFORMATION


      Item 1 - Legal Proceedings

           Not Applicable

      Item 2 - Changes in Securities

           Not Applicable

      Item 3 - Defaults Upon Senior Securities

           Not Applicable

      Item 4 - Submission of Matters to a Vote of Security Holders

           During the three-month period ended September 30, 1996, the Company submitted to its shareholders for approval the following matters: the adoption of the DePuy, Inc. 1996 Equity Incentive Plan, the adoption of the DePuy, Inc. Employee Stock Option/Purchase Plan, and the merger of CUSHI into DePuy, Inc. pursuant to which CUSHI was reincorporated in Delaware. Each matter was approved by all 90,000,000 shares then outstanding.

      Item 5 - Other Information

           Not Applicable

      Item 6 - Exhibits and Reports on Form 8-K

           (a)  Exhibits

               27.1   Financial Data Schedule

           (b)  Reports on Form 8-K

               Not Applicable

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November __, 1996                DEPUY, INC.


                                        By:
                                             ---------------------------------
                                             James A. Lent
                                             Chairman and Chief
                                               Executive Officer



Date:  November __, 1996                By:
                                             ---------------------------------
                                             Thomas J. Oberhausen
                                             Senior Vice President and
                                               Chief Financial and
                                               Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.               Description                Page No.
-----------               -----------                --------


   27.1               Financial Data Schedule