Form 10-K
period 1996-12-31
DEPUY INC
filed 1997-03-28
CIK 1019900

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934

 For the fiscal year ended December 31, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

 For the transition period from      to

                       Commission file number: 001-12229

                                  DEPUY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              35-1989795
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

700 ORTHOPAEDIC DRIVE, WARSAW, INDIANA               46581-0988
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

  Registrant's Telephone Number, Including Area Code: (219) 267-8143

  Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
    -------------------         -----------------------------------------
Common Stock, par value $.01             New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check X whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No

  Indicate by check X if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ----
  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 17, 1997 was $357,726,383. Registrant's price as reported on the New York Stock Exchange--Composite Transactions for March 17, 1997 was $23.00 per share.

  The number of shares of Common Stock, par value $.01 per share, outstanding as of March 17, 1997 was 98,580,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Certain portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 1, 1997 are incorporated by reference in Part III of this Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    GENERAL

  This Report includes forward-looking statements concerning the Company's operations, economic performance and financial condition. Such forward-looking statements involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on forward-looking statements, which only speak as of the date of this Report.

                               ----------------

  Certain of the information contained in "Item 1. Business" concerning the definition, size and development of the various product markets in which the Company participates and the Company's general expectations concerning the development of such product markets, both domestically and internationally, are based on estimates prepared by the Company using data from various sources (primarily Wessels, Arnold & Henderson, Medifacts International, MDIS Publications, Theta Corporation and Knowledge Enterprises, as well as data from the Company's internal research), which data the Company has no reason to believe are unreliable, and on assumptions made by the Company, based on such data and its knowledge of the orthopaedic industry, which the Company believes to be reasonable. While the Company is not aware of any misstatements in such information, the Company's estimates, in particular as they relate to the Company's general expectations concerning the product markets in which the Company participates, involve risks and uncertainties and are subject to change based on various factors. Sales and market share figures contained in the narrative portions of Item 1. "Business" includes sales of the Company's 50% owned subsidiary, DePuy DuPont Orthopaedics.

                               ----------------

  DePuy(R), ACE(R), OrthoTech(R), LCS(R), AMK(R), Charnley(R), ENDURANCE(R), Solution System(R), Duraloc(R), ELITE(TM), Coordinate(TM), Global(TM), STERILE VIEW(R), STABILITY(R), POROCOAT(R), CMW(R), AML(R) and Cida(TM) are trademarks of the Company, its subsidiaries or affiliates. Hylamer(R) is a registered trademark of DePuy DuPont Orthopaedics. Kevlar(R) is a registered trademark of E.I. DuPont de Nemours and Company. MOSS(R) is a registered trademark of Biedermann Motech GmbH, the Company's joint venture partner in DePuy Motech.

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

  DePuy, Inc. ("DePuy" or the "Company") is one of the world's leading designers, manufacturers and distributors of orthopaedic devices and supplies. The Company's products are used primarily by orthopaedic medical specialists and, in the case of the Company's spinal implants, neurosurgeons in both surgical and non-surgical therapy to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, trauma and sports-related injuries. The Company's products cover a broad range of orthopaedic needs and include primary and revision hip, primary and revision knee and shoulder implants to reconstruct damaged joints; spinal implants to facilitate fusion of elements of the spine and to correct deformities; trauma products to reconstruct small and large bone fractures; and implants, knee braces and other soft good supplies for the rehabilitation of sports-related injuries. Additionally, the Company markets complementary products for the operating room.

  Founded in 1895 by Revra DePuy, DePuy is the world's oldest manufacturer of orthopaedic devices. In October 1996, the Company became a public company through an initial public offering of its Common Stock (the "Initial Public Offering"). Prior to the Initial Public Offering, the worldwide operations of DePuy were consolidated under Corange U.S. Holdings, Inc., an Indiana corporation ("CUSHI"), and an indirect wholly-owned subsidiary of Corange Limited, a Bermuda company and the ultimate parent of the DePuy group. As part of such reorganization, Boehringer Mannheim Corporation, the U.S. operating subsidiary of the Boehringer Mannheim companies (which are under common control with the DePuy subsidiaries) was transferred outside the CUSHI consolidated group. Following such reorganization, for purposes of reincorporating CUSHI in Delaware, CUSHI was merged downstream into the Company, with the Company as the surviving company in such merger. The Company had been organized in Delaware on July 26, 1996 as a wholly-owned subsidiary of CUSHI for purposes of becoming the holding company for the DePuy group after the Initial Public Offering.

  The Company's principal executive offices are located at 700 Orthopaedic Drive, Warsaw, Indiana 46581-0988 and its telephone number is (219) 267-8143.

INDUSTRY OVERVIEW

  The orthopaedic product market is believed by the Company to have had approximately $7.3 billion in 1996 sales worldwide, with U.S. sales constituting approximately $4.1 billion of that total. The Company estimates that reconstructive products accounted for approximately $3.2 billion of the 1996 worldwide orthopaedic market, with the U.S. and international markets split equally with approximately $1.6 billion each. The Company believes that it is one of the leading manufacturers of reconstructive products worldwide, having a worldwide market share of approximately 15% in 1996, and the second leading manufacturer in the U.S., having approximately a 17% market share in 1996. With respect to hip products, the Company believes that it is one of the three leading manufacturers worldwide and one of the two leaders in the U.S. Within the knee market, the Company believes it is the fourth leading manufacturer worldwide and in the U.S. The Company believes it is the leading manufacturer within the extremities market. The Company believes that it is the fourth leading manufacturer within the worldwide spinal market, one of the fastest growing segments in musculoskeletal surgery.

  DePuy has established a leading market position through the continued introduction of high quality, clinically-proven products in major segments of the orthopaedic industry. Geographically, the Company commenced the development of international distribution channels in 1988 and now has Company-owned distribution subsidiaries in all major markets outside the U.S. International sales have increased to 46% of total sales in 1996, up from 11% in 1988. The Company's acquisitions and alliances have also focused on the entry into the high growth markets of spinal implants, trauma and sports medicine. In 1993, the Company entered the expanding market of spinal implants through a joint venture with Biedermann Motech GmbH of Germany. In 1994, the Company expanded its position in the trauma device market through the acquisition of ACE Medical Company, now called DePuy ACE Medical Company ("DePuy ACE"), a leading manufacturer of titanium alloy trauma products and externally applied fixation devices for the treatment of fractures. Also in 1994, DePuy International Ltd. ("DePuy International"; formerly Charles F. Thackray Limited, acquired by the Company in 1990) acquired CMW Laboratories, ("CMW"), the oldest orthopaedic bone cement manufacturer in the world. In March 1996, the Company expanded its position in the fast-growing sports medicine device market through its acquisition of Orthopedic Technology, Inc., now called DePuy Orthopaedic Technology, Inc. ("DePuy OrthoTech"), a manufacturer and distributor of external braces used in the prevention and rehabilitation of sports-induced injuries. On February 28, 1997, the Company entered into an agreement with the stockholders of Landanger-Camus ("Landanger") to purchase the 1,939,452 shares (constituting 89.6% of the outstanding shares) of such company's stock which are currently held by members of the Landanger family and certain minority shareholders. The purchase agreement is subject to a number of conditions. Upon satisfaction of such conditions, and the closing of the purchase of such shares, it is contemplated that the Company will make a tender offer to purchase the 10.4% of the shares of Landanger owned by public shareholders. Landanger, headquartered in Chaumont, France, is the leading French manufacturer of hip implants and one of the leading French distributors of orthopaedic devices and supplies. See Note 16 to the Consolidated Financial Statements contained herein. DePuy believes that many of its target markets remain fragmented, providing opportunities for continued consolidation. Technologically, DePuy seeks to remain on the leading edge of innovation and has established programs in the area of bone and tissue regeneration and biomaterials.

  In the United States, DePuy has been at the forefront of pursuing opportunities in a managed care environment. As the pressure within the health care industry to contain costs has increased, DePuy has actively pursued contracts with national and regional hospital buying groups as well as individual health care facilities, where the Company believes that the increase in unit volume produced by high level product sales to such groups and the opportunity for increased market share offsets the financial impact of discounting products. The Company has also created and introduced software packages to help surgeons and health care facilities document and collect reliable data on costs, clinical results, outcomes and patient satisfaction. By demonstrating the superiority of its products through careful tracking, evaluation and promotion of clinical outcomes, the Company believes that it is well positioned for its customers to receive patient referrals from third-party payers and integrated health care delivery networks.

PRODUCTS

  The Company's core products are, and have traditionally been, reconstructive implant devices for hips and knees. Having established itself as a market leader in the United States in hip and knee replacements, the Company began, in the late 1980s, to expand its product line to cover the full range of orthopaedic products through strategic acquisitions and alliances. The following chart traces the expansion of the Company's product lines during the last five years. In the table below, reconstructive products include implants for hips, knees and extremities.

                           YEARS ENDED DECEMBER 31,
                             (DOLLARS IN MILLIONS)

                              1992           1993           1994           1995           1996
                         -------------- -------------- -------------- -------------- --------------
                                PERCENT        PERCENT        PERCENT        PERCENT        PERCENT
                          NET     OF     NET     OF     NET     OF     NET     OF     NET     OF
                         AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL
                         ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
Reconstructive
 Products............... $317.2    76%  $363.2    78%  $405.9    74%  $450.6    71%  $470.2    67%
Spinal Implants.........    --    --       3.2     1     12.5     2     30.6     5     45.5     7
Trauma Products.........    9.2     2      8.5     2     38.5     7     49.4     8     56.4     8
Sports Medicine(1)......    --    --       --    --      27.7     5     29.4     4     48.2     7
Other Products..........   93.5    22     91.8    19     67.2    12     76.6    12     77.0    11
                         ------   ---   ------   ---   ------   ---   ------   ---   ------   ---
  Total................. $419.9   100%  $466.7   100%  $551.8   100%  $636.6   100%  $697.3   100%
                         ======   ===   ======   ===   ======   ===   ======   ===   ======   ===

--------
(1) Prior to 1994, sales of sports medicine products were included in other products.

  At the same time, recognizing that much of the future growth in its core implant industry would come from international markets, the Company also began focusing in the late 1980s on increasing its sales outside the United States by developing distribution channels in countries outside the U.S. See "Business--Marketing and Sales." From 1991 to 1996, non-U.S. revenue increased from 33% to 46% of total revenues. The following table sets forth the geographical sources of the Company's revenues for the past five years, based on customer location during each such year.

                           YEARS ENDED DECEMBER 31,
                             (DOLLARS IN MILLIONS)

                              1992           1993           1994           1995           1996
                         -------------- -------------- -------------- -------------- --------------
                                PERCENT        PERCENT        PERCENT        PERCENT        PERCENT
                          NET     OF     NET     OF     NET     OF     NET     OF     NET     OF
                         AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL  AMOUNT  TOTAL
                         ------ ------- ------ ------- ------ ------- ------ ------- ------ -------
United States........... $266.3    64%  $296.7    64%  $333.3    61%  $349.9    55%  $373.8    54%
Europe..................  106.6    25    112.6    24    132.8    24    172.2    27    186.0    27
Asia/Pacific............   35.1     8     42.9     9     68.3    12     90.6    14    107.0    15
Other...................   11.9     3     14.5     3     17.4     3     23.9     4     30.5     4
                         ------   ---   ------   ---   ------   ---   ------   ---   ------   ---
  Total................. $419.9   100%  $466.7   100%  $551.8   100%  $636.6   100%  $697.3   100%
                         ======   ===   ======   ===   ======   ===   ======   ===   ======   ===

 Reconstructive Implants

  Until the early 1960s the orthopaedic industry was primarily involved with the manufacture and sale of products which were intended for treatment of injuries, most often traumatic injuries. As a result of developments which began in the late 1950s and the early 1960s, products and procedures were developed for the treatment of joint disease, such as arthritis, as well. Total joint replacement surgery replaces worn joints with components made of stainless steel, titanium alloy or cobalt chromium alloy, depending on the design, and ultra-high molecular weight polyethylene ("UHMWPE"), a medical grade plastic. The first widely used products were various forms of hip replacements, some of which, especially in the early years, involved the replacement of the femoral side only, but as the years progressed total joint replacement became the norm. Development of total knee systems followed the development of total hip replacements.

  The worldwide market for reconstructive implant devices in 1996 was approximately $3.2 billion in sales. Of these sales, approximately 49% were in the U.S. and 51% were in the rest of the world. The Company's worldwide sales of reconstructive products in 1996 was $470.2 million.

  Reconstructive products may be further broken down by category into cemented products, cementless products and revision products. Cemented products are secured to the bone with a grout made of polymethylmethacrylate ("cement" or "bone cement"). Cementless products are "biologically fixed," which means the surrounding tissue grows into the implant's porous, beaded coating, or macro texture features, securing it without the use of cement. A revision product, which may be either cemented or cementless, is the implant used when a primary implant wears out or becomes loose after years of use and revision surgery is performed.

  The Company designs, manufactures and markets a full line of joint reconstruction implants for the hip, knee, shoulder, elbow, wrist and ankle.

  Hip Systems. The Company believes the market for hip implant products in 1996 was approximately $1.7 billion in sales worldwide and approximately $700 million in sales in the U.S. The Company believes it is one of the three leading manufacturers of hip implant products worldwide and is one of the two leaders in the United States.

  In hip arthroplasty, the "ball and socket" of the hip joint are replaced with several components, depending on the product design. The stem, made of stainless steel, titanium alloy or cobalt chromium alloy, supports the head, which is comprised of a "ball and neck." The acetabular component, which usually consists of a polyethylene liner and metal cup or an all polyethylene cup, replaces the socket. DePuy offers a full line of hip implants to meet patient needs and surgeon preferences. Its two leading total hip systems are the Charnley Hip and the AML Hip. The Charnley Hip is one of the leading cemented hip implants in the world in terms of unit volume. The AML Hip, the Solution System and the Duraloc Acetabular Cup System are, respectively, the leading porous coated hip system, the leading revision hip system and the leading acetabular cup in the U.S. in terms of unit volume.

    AML Total Hip System. The AML Hip is a cementless system that uses a proprietary porous implant coating (Porocoat) to secure the implant in place through biological fixation. Considered the Company's flagship product, the AML hip stem was the first implant to be cleared by the Food and Drug Administration (the "FDA") to be indicated for use without cement and has the longest clinical history of any cementless hip implant on the market today, with a 99% survivorship estimate at 10 years for the AML femoral hip stem. The AML Hip family of products is the most widely used family of cementless implants in the U.S.

    Charnley Hip System. Unlike the U.S., in the U.K. and much of Europe cemented hip systems, which are less expensive, continue to be preferred. The Charnley Hip is a specialized stainless steel alloy cemented hip implant. It was the world's first low friction total hip implant and has the longest clinical history of any implant on the market. The Charnley femoral hip stem has a 90% or better survivorship estimate at 20 years. The Charnley Hip is one of the leading cemented hip implants in the world in terms of unit volume. The new generation of the Charnley family, the Elite Plus Total Hip, was introduced in 1995, and can utilize a zirconian femoral bearing surface designed to further minimize wear of the surface and prolong the life of the arthroplasty. In the U.S., the ENDURANCE System has been designed using the principles of the Charnley Hip. Manufactured from a cobalt chromium alloy, the ENDURANCE System was introduced in 1994.

    Solution System. Revision hip surgery is performed when infection occurs or the supporting bone or primary implant wears out from years of use. Introduced in 1990, the Solution System was the first extensively coated revision system on the market. The Porocoat coating helps provide the additional stability required in revision hip surgery. The Solution System has a substantial share of the revision market in the U.S. DePuy also markets a cemented revision implant as part of the ENDURANCE System.

    Duraloc Acetabular Cup System. The Duraloc Acetabular Cup System uses a sensor-ring lock, uniform dome loading and optimal polyethylene thickness for the specific patient application. This combination permits mobility without sacrificing structural support. The patented Duraloc Acetabular Cup System is the leading cup system in the U.S.

  Knee Systems. The Company believes the worldwide and U.S. markets in 1996 for knee implants were $1.4 billion and $840 million, respectively, in sales. The Company believes it is the fourth largest manufacturer in the knee market in the U.S. and worldwide.

  Total knee arthroplasty consists of several components depending on the product design: the femoral component or components, the tibial component or components and the patellar component or components. The Company offers a full range of implants, including the LCS Knee, the AMK Knee and the Coordinate Revision Knee System.

    LCS Total Knee System. The LCS Total Knee System is a mobile-bearing Knee system. The mobile bearings incorporated into the design allowed the implant to more closely simulate the anatomic movement of a natural Knee while minimizing stresses on the implant components. The patented LCS Knee design, which was launched in 1985 after extensive clinical trials, has FDA Pre-Market Approval for both cemented and cementless indications for use. The LCS Knee design was the first, and continues to be the only, mobile-bearing knee commercially available for use in the U.S. The LCS Knee has 19 years, including initial development and clinical trials, of clinical history with a 97% survival estimate at 7 years. The LCS Knee is the number one selling mobile-bearing knee implant worldwide and in the U.S. Within the U.S. sales have been increasing as the implant's success rate becomes more widely known and its clinical history is extended, providing more clinical data of its success.

    AMK Total Knee System. Introduced in 1987, the AMK Total Knee System is a fixed-bearing knee system which has left and right, rather than universal, femoral components. The AMK Knee may be used for primary and revision knee surgery needs and has nine years of clinical follow-up history. In 1990, the Company introduced the AMK PS (Posterior Stabilized) design, which is a complementary product intended to address another industry trend toward posterior stabilization of the knee joint, the fastest growing area in the knee implant market.

    Coordinate System. The Coordinate system is a revision knee system which uses the same instrumentation as the AMK Knee family of products.

  Extremities. The Company believes the worldwide and U.S. markets in 1996 for extremities implants (shoulder, ankles, elbows and wrists) were nearly $90 million and nearly $60 million, respectively. Within the extremities market, shoulder implants accounted for over 65% of 1996 sales worldwide and in the U.S. DePuy believes it is the leading manufacturer of extremities implant products in general and shoulder implants. The Global Total Shoulder System, introduced in 1992, has in just four years become a market leader in the U.S. shoulder market. Once considered a difficult surgery with questionable outcomes, the improved technology embodied in the Global Shoulder has helped the procedure gain acceptance, and shoulder surgery is now one of the fastest growing segments in orthopaedics.

 Spinal Implants

  One of the fastest growing markets in musculoskeletal surgery, the spinal implants market for 1996 was approximately $440 million in sales worldwide, with approximately $200 million in sales in the U.S. In 1993, the Company entered the spinal market through a joint venture with Biedermann Motech GmbH of Germany. The resulting company, DePuy Motech, is 80% owned by DePuy. This joint venture has resulted in the Company becoming fourth worldwide in the sale of spinal implant devices in less than three years after its entry into the market. The Company's 1996 worldwide sales were $45.5 million.

  The primary goals of spinal instrumentation systems are to correct for spinal deformity or imbalance, to reestablish stability of the spine and to eliminate pain. Hooks, rods, screws and anterior support devices (metallic, ceramic and bone) acting as the equivalent of modular spinal anchoring devices, are constructed by the surgeon to create an internal bracing mechanism. Surgeons adapt these components to the specific pathology of the individual patient, creating an implant construct that is intended to reconstruct and restore normal spinal biomechanics or facilitate bone fusion.

  DePuy Motech has differentiated itself from other manufacturers of spinal implants by basing its implants on "load sharing", which advocates the support of the spine both anteriorly (front) and posteriorly (back). This philosophy has now become an important surgical trend in spinal surgery.

  Among the Company's products is the MOSS System, the first system to address the concept of load sharing and recognize the importance of anterior column support to restore and balance the natural forces in the spine. The MOSS Miami System, introduced in 1995, set new design standards, while continuing to adhere to the Company's basic design philosophies. These are complete systems made of stainless steel and include anatomical hooks, monoaxial and polyaxial screws and rods, and are designed for universal application in spinal surgery for deformities, tumor, trauma and degenerative diseases of the spinal column. These systems are marketed in the U.S. as spinal devices for fusion and for bone repair under Section 510(k) Premarket Notification ("510(k)") clearances. Within the U.S., DePuy markets the hooks and pedicle screws for use in certain lumbar regions. Outside the U.S., marketing of pedicle screws for more general use, and the labeling and marketing of the Company's surgical mesh product for use between vertebrae, is allowed. The MOSS Miami System is also available in titanium alloy which allows surgeons to use Magnetic Resonance Imaging and Computer Aided Tomography evaluation following surgery and provides an implant system for patients who may be sensitive to the nickel content of stainless steel.

  Among DePuy Motech's other recent products is Titanium Surgical Mesh, designed in Europe by Professor Jurgen Harms and Biedermann Motech to provide a synthetic device to reinforce weak bony tissue. This product has gained market acceptance outside the U.S. and is marketed in the U.S. pursuant to 510(k) clearance received by Biedermann Motech in 1990. DePuy Motech is conducting an IDE study to further evaluate specific indications for use of Titanium Surgical Mesh. In June 1996, the Company's Peak Anterior Cervical Compression Plate and Peak Channeled Reconstruction Plate, part of the Peak Fixation System, were offered for sale outside the U.S. The Peak Anterior Cervical Compression Plate addresses degenerative diseases of the anterior cervical spine and the Peak Channeled Reconstruction Plate is used in surgery to stabilize bony structures. These products are expected to be marketed in the near future in the U.S. following applicable 510(k) clearances.

 Trauma Devices

  The orthopaedic trauma field, which involves the management of fractures, has as its objective the achievement of complete bone healing, or "union," and restoration of alignment and full range of motion in patients who have sustained fractures. The worldwide market for trauma products in 1996 was approximately $1 billion in sales, of which approximately 45% were sales in the U.S. The Company's fixation devices may be classified generally as external fixation devices and internal fixation devices. The acquisition of DePuy ACE in 1994 added critical mass to the Company's trauma product offerings, specifically adding products in the growing market of external fixation. Within the trauma market, the Company, through DePuy ACE, is a leading manufacturer of titanium alloy trauma products and externally applied fixation devices for the treatment of fractured bones. DePuy ACE was a pioneer in the use of titanium alloy implants in the orthopaedic trauma market. Titanium alloy more closely replicates the physical properties of bone than stainless steel and is associated with a higher degree of biocompatibility than stainless steel implants. The Company had sales of $56.4 million worldwide in 1996 and $26 million in the U.S., representing 5% and 6%, respectively, of the market. DePuy ACE is a market leader in Japan, the second largest geographical market for trauma products.

 Sports Medicine Products

  The sports medicine market, which includes arthroscopy equipment, soft tissue implants, casting, braces, cold therapy and supports, amounted to approximately $810 million in sales worldwide in 1996, including approximately $640 million in the U.S. The Company expanded its position in this area through its acquisition of DePuy OrthoTech in March 1996, which added critical mass and expanded product lines. The Company's aggregate sales of sports medicine products in 1996 were $48.2 million worldwide.

  Among the Company's products are arthroscopy instruments, anterior cruciate ligament reconstructive guide systems, tissue fixation devices, cold therapy management systems, foot and ankle supports and orthopaedic knee braces. Within its knee brace product line, the Company offers a complete line of custom-made braces which are used by professional athletes in a number of sports. The Company also offers a complete line of high-quality, off-the-shelf knee braces.

 Cement

  To complement cemented reconstructive product lines, the Company entered the bone cement market in 1994 through the acquisition of CMW. CMW manufactures different types of bone cements used with reconstructive implants and had 1996 sales of approximately $15 million. Early in 1997, CMW received FDA clearance to market directly in the U.S. one type of its bone cement. Additional versions are awaiting clearance for marketing in the U.S.

 Operating Room Products

  To complement its reconstructive products, the Company developed a comprehensive line of products designed to shield health care workers, surgeons and patients from cross-contamination and contact with body fluids which could contain potentially infectious bacteria and viruses during surgery. Orthopaedic reconstructive surgery carries a higher risk of such contamination or contacts than many other types of surgeries as a result of the instrumentation required, which scatters microscopic particles, including bone and blood.

  Among the Company's product offerings are a series of cut, stick and puncture resistant glove liners, developed and marketed by DePuy DuPont Orthopaedics, which incorporate Kevlar material, a lightweight fabric used in military helmets and in flack jackets that is stronger than steel. Other products include the Sterile View System ("space suits" that shield and filter airborne particulates), and the Cida-system, a line of germicidal products designed to ensure the cleanest possible surgical environment. In addition, the Company markets power and manual instruments, wound drainage and tourniquet systems, smoke evacuation systems and instrument repair services.

 Product Development

  The Company conducts its research and development programs to maintain its proprietary position by making improvements to existing products and by developing new generations of products focused on new materials, biologic biomaterials, and new non-invasive or minimally-invasive forms of treatment for afflictions and injuries currently requiring surgery.

  In-house, company-sponsored research and development programs at Warsaw, Indiana and Leeds, United Kingdom focus on enhancements to the metallic and polyethylene components of the implant and instrument devices manufactured by the Company by increasing their strength, corrosion or oxidation resistance, fatigue resistance, or focusing on bearing surface improvements to the artificial joint being replaced in the human body. In addition, research is being done on artificial joint simulators and enhancements to the bearing interface.

  In 1990, as part of its long-range product development efforts, the Company initiated programs in the biotechnology arena with an emphasis on orthobiologics and biologic biomaterials. The Company is researching technologies for the next century in the area of bone substitutes, cartilage regeneration, ligament and tendon reconstruction and musculoskeletal tissue engineering. These efforts, however, if successful, are not expected to produce material product revenue until, at the earliest, the beginning of the next decade.

  Bone and Tissue Regeneration. In the early 1990s, the demand for musculoskeletal tissue to repair traumatic and sports related injuries increased. At present, there are limited means of repairing injuries such as a rotator cuff deficiency or a meniscus tear. For certain other types of injury (particularly damage to ligaments and tendons), the treatment requires the use of tissue from another site on the patient's body, thereby increasing chances of morbidity and surgery costs. To address these problems, in March 1992, DePuy moved into tissue engineering research by entering into an exclusive license agreement with Purdue University to develop a tissue engineering concept using Small Intestine Submucosa ("SIS"). SIS is a patented xenographic biomaterial that may be used as a scaffold in tissue engineering applications. SIS has been shown to facilitate the regeneration, repair and re-growth of the patient's own tissues at various anatomical sites. The Company is investigating SIS for ligament, tendon, bone, cartilage, meniscus and rotator cuff applications. In late 1996, the Company filed an IDE application for anterior cruciate ligament replacement using SIS and is currently supplying the FDA with additional information as a follow-up to that submission.

  With orthopaedic surgeons identifying cartilage repair and bone substitute materials as significant needs, DePuy entered into an exclusive license agreement with Genentech, Inc. in February 1992 which allows DePuy to evaluate the use of Transforming Growth Factor Beta One ("TGFB-1") for orthopaedic applications. TGFB-1 has been shown to aid in bone regeneration and remodeling and to inhibit bone resorption, along with stimulating articular cartilage repair and regeneration. Preclinical studies have demonstrated the efficacy of TGFB-1 formulated with other biomaterials for bone substitute applications. However, the preclinical studies also disclosed potential systemic effects of TGFB-1 when delivered at a bony site which may preclude the use of TGFB-1 administered directly to bone. The Company is studying alternate methods of utilizing TGFB-1 for bone regeneration through gene therapy and is investigating the effects, both local and systemic, of direct applications of TGFB-l to stimulate cartilage repair and regeneration.

  The Company is also involved in an orthobiologic program aimed at addressing joint trauma and degeneration. The Company is researching articular cartilage repair through collaborations with the Boehringer Mannheim group of companies and others utilizing resorbable polymers, cell technology applications and gene therapy delivery mechanisms. In addition, the Company is working with Matrix Biotechnologies, Inc., in which the Company has a minority interest, to research and develop cartilage repair products, including materials, procedures and related instrumentation, without the need for prosthetics. One focus of this collaboration is the development of technology for the repair and/or regeneration of articular cartilage using a bioresorbable device which can be placed at the defect site to promote the body's own ability to repair cartilage damage.

  Biomaterials. In July 1987, DePuy signed an exclusive research agreement with E.I. DuPont DeNemours and Company to investigate the use of advanced biomaterials (polymers, composites and resorbables) in orthopaedic applications and formed a partnership, DePuy DuPont Orthopaedics, in 1989 to distribute new products developed by the joint venture. This venture has already introduced a number of new products, including the Hylamer family of orthopaedic bearing polymers consisting of UHMWPE bearing surfaces. The polymers, available for use exclusively in the Company's hip, knee and shoulder implants, are designed to resist wear, deformation and material degradation, providing greater strength than traditional polymers. Current research projects involve a newly-designed metacarpal phalangeal finger spacer/implant, further improvements to UHMWPE, composite implant designs, resorbable materials for screws, anchors and other fixation devices, as well as continued research in the area of fibers, elastomers and other polymers at various stages in the research and product development cycle.

MARKETING AND SALES

  The Company markets and distributes its products through a global distribution network. Distribution within the U.S. is through a combination of Company-owned sales offices that supervise independent commissioned sales associates and a number of independent commissioned sales agents. Outside the U.S., the majority of the Company's sales are conducted through Company-owned distribution outlets, although the Company still distributes some products through independent distributors in certain international markets. To promote its key products, the Company collaborates with surgeons with national and, in many cases, international reputations in the relevant area of orthopaedic surgery and neurosurgery. These "surgeon champions" use and study the product and participate in learning centers and other educational or professional activities to educate other doctors on the use of the product.

 United States

  The Company markets its orthopaedic implant products in the United States through a network of approximately 500 independent, commissioned sales associates managed by 31 Company-employed territory sales managers and 11 independent sales agents as of December 31, 1996. This structure has been evolving since 1994. The salesforce was reorganized as described below to create a structure where requisite investments in personnel, training and instruments would be made in the Company's new product areas such as spinal implants and trauma products. The reorganization also allowed the Company to ensure that sales associates were receiving appropriate incentives and compensation and to eliminate the involvement of those sales agents who were unproductive.

  For many decades, as was typical in the industry, the Company distributed its products in the U.S. exclusively through a network of independent commissioned sales agents, each assigned a geographic territory in which the agent had the exclusive right to solicit orders for the Company's products. Sales agents established and maintained personal contact with customers and provided services related to the products sold, such as attending surgeries to ensure that the surgeon had the correct size of implant and the necessary instrumentation. In exchange for soliciting orders, the sales agents were paid a commission on the invoice price of all orders shipped to their respective territory.

  As the Company's business expanded, in terms of both product offering and share of market, in the 1980s and 1990s the sales agents were no longer able to maintain personal customer contact with all of the customers in their respective territories. As a result they began hiring independent sales associates who they assigned to segments of their territories and who in time took over customer and surgeon contact. The sales associates were compensated by the sales agent in accordance with separate arrangements between the sales agent and sales associates.

  In mid-1994, sales agents who were not managing their areas and sales associates to the Company's satisfaction began to be replaced with territory sales managers, who were charged with managing the territory and the sales associates who work there. Sales associates continue to function as before but are now compensated directly by the Company through commissions. The Company provides the investment in training, support and general administrative services.

  Trauma and sports medicine products are both marketed through a combination of dedicated sales representatives and the Company's reconstructive implant marketing system of sales associates, sales agents and territory sales managers. In some areas, the Company has dedicated sales representatives for each product line, while in others the sales agents and sales associates sell all of the Company's product lines. In addition to the Company's sales agents, sales associates and territory sales managers, DePuy ACE uses five independent sales agents and one independent distributor who do not carry any other DePuy products. DePuy OrthoTech's dedicated salesforce consists of its own 50-person employee sales organization and one regional distributor. Spinal implant products are marketed through a specialized sales force.

  To address the changing customer base in the U.S. orthopaedic market resulting from health care reform and the emergence of managed care, the Company has strengthened its national contracts department and added a managed care area to its sales department. See "Business--Industry Overview".

 International

  The Company distributes its products outside the United States and Canada, for the most part, through a number of distribution subsidiaries. Establishing a separate distribution channel in each country has been a critical part of the Company's strategy for marketing abroad. Knowledge of, and on site compliance with, each country's regulatory scheme requires the presence and unique knowledge of a local distributor. The ability to communicate with physicians, nurses and other operating room personnel in their own language, is also important. In addition, successful marketing requires an understanding of each country's health care system and its purchasing and reimbursement practices. Until 1988, all of the Company's sales outside the United States and Canada were to distributors who purchased the products, sold on their own account and established prices to their customers. Beginning in 1988 with the acquisition of the former Chevalier A.G. (now De Puy A.G.) in Switzerland, and continuing through the present time, the Company has followed a strategy of establishing a separate Company-owned subsidiary with DePuy employed salesmen in each major market or potential major market. These subsidiaries establish the prices for the products sold in their respective countries, first purchasing them from the Company and then reselling them at retail. In major markets, this process has sometimes involved the acquisition of the Company's previous distributor or entering into a joint venture with such distributor. In other markets, new companies have been created or are being formed at the present time. The Company now has distribution subsidiaries in the United Kingdom, Canada, Germany, France, Italy, Switzerland, Austria, Belgium, Portugal, Spain, Sweden, Japan, Korea, Singapore, Mexico, Taiwan, Hungary, the Czech Republic, Australia, New Zealand, Argentina and India.

  Japan represents a significant market for the Company's trauma products. DePuy ACE has a longstanding exclusive arrangement with Japan Medical Dynamic Marketing, an independent distributor, to sell DePuy ACE's products.

  In the sports medicine market, DePuy OrthoTech has an exclusive distribution arrangement with Beiersdorf AG covering Germany, Austria, Belgium, Spain and The Netherlands.

  For a breakdown of the Company's sales by geographical region and product, see "Business--Products" and Note 15 to the Consolidated Financial Statements contained elsewhere in this Report.

INTELLECTUAL PROPERTY

  The Company holds domestic and foreign patents covering certain of its systems, components and instrumentation, has patent applications pending with respect to certain implant components and certain surgical instrumentation and anticipates that it will apply for additional patents it deems appropriate. In addition, the Company holds licenses from third parties to utilize certain patents, patent applications and technology utilized in the design of some of its devices. See "Item 3. Legal Proceedings" for information concerning patent infringement suits involving the Company.

  In addition, the Company relies on non-patented proprietary know-how, trade secrets, processes and other proprietary information, which the Company protects through a variety of methods, including confidentiality agreements and proprietary information agreements.

  The Company markets its LCS Knee through an exclusive, worldwide license to manufacture and sell the LCS Knee under patents owned by Biomedical Engineering Trust ("BET").

  The Company and its subsidiaries market their products under a number of trademarks.

MANUFACTURING

  The Company's manufacturing operations are carried out at a number of facilities owned or leased by the Company or its subsidiaries. In 1995 and 1996, the Company obtained ISO 9001 series registration for its manufacturing facilities in Warsaw, Indiana; Leeds, England; Blackpool, England; and Los Angeles, California and ISO 9002 for its Albuquerque, New Mexico facilities. The Company is in the process of obtaining appropriate ISO registration for its other facilities. ISO 9001 and ISO 9002 are internationally recognized quality standards for manufacturing. ISO certification assists the Company in marketing its products in certain foreign markets. See "Business--Government Regulation."

  The Company devotes significant attention to quality control in manufacturing its products. At the main reconstructive products manufacturing facilities, the quality control measures begin with an inspection of all raw materials and castings to be used in implants. Each piece is inspected at each step of the manufacturing process. As a final step, products pass through a "clean room" environment designed and maintained to reduce product exposure to particulate matter. In addition, the Company utilizes a new gas plasma sterilization system for its implants. The Company cleared use of gas plasma sterilization with the FDA through the 510(k) process, making the Company the first and only company to receive such clearance for the industrial application of gas plasma sterilization. This process reduces the possibility of oxidation of polyethylene and is believed not to pose the environmental threats of other methods of sterilization.

  Approximately 75% of the Company's products are manufactured in-house, with the remaining 25% outsourced. Approximately 70% of DePuy ACE's trauma products are presently outsourced. It is the Company's intention to bring all trauma implant manufacturing in-house over time. The primary raw materials used by the Company in the manufacture of its reconstructive products are cobalt chromium alloy, stainless steel alloys, titanium alloy and UHMWP. Certain components used by the Company, primarily castings and forgings which are the major material components of most implants, are purchased from a limited number of suppliers. However, the Company has back-up sources for all of its materials and believes that adequate capacity exists at its suppliers to meet all anticipated needs.

  As part of its business strategy, the Company has implemented certain manufacturing procedures to reduce costs and improve efficiencies as well as inventory management and control systems and is incorporating manufacturing efficiencies into the design of instruments and is redesigning current instruments to reduce manufacturing costs. Due in large measure to these process improvements, manufacturing lead times have been considerably reduced, from 25 days in 1994 to 7.2 days in 1996 in the U.S., and from 30 days in 1994 to 15 days in 1996 at DePuy International. Robotics is another means employed to increase the manufacturing efficiency of its orthopaedic products. In addition, in 1996, the Company purchased one of its major instrument suppliers to further reduce costs and shorten the time required to get instruments to market.

  In its trauma products, the Company uses commercial titanium and titanium alloy in addition to stainless steel alloys. The Company competes with both government and commercial aerospace requirements for titanium, as well as golf equipment manufacturers. The aerospace industry controls both the price and supply of titanium products and can dramatically affect both the cost and availability of such materials. DePuy ACE has entered into a long-term agreement with its primary supplier of titanium to address this concern.

  In its sports medicine products, the Company uses rolled cloth goods, metals, plastics and foams, all of which are of standard stock and are readily available from a number of sources.

COMPETITION

  The orthopaedic device industry is highly competitive and has been characterized by innovation, technological change and advancement. Major companies that compete in the total joint implant market, some of which also market complementary non-implant lines that compete with the Company's other products, include Biomet Inc.; Zimmer, Inc., a subsidiary of the Bristol-Myers Squibb Company; Howmedica, Inc., a subsidiary of Pfizer, Inc.; Smith & Nephew Orthopedics, a division of Smith & Nephew Ltd.; Osteonics, Inc., a subsidiary of the Stryker Corporation; Johnson & Johnson Orthopaedics, Inc., a subsidiary of Johnson & Johnson; and Protek, Allopro and Intermedics Orthopedics, all divisions of Sulzer Limited. In the spinal instrumentation area, the Company's main competitors are Sofamor Danek Group, Inc.; Synthes; Acromed, Corp.; Smith & Nephew Ltd. and Spine-Tech, Inc. Competition within the orthopaedic implant industry is primarily based on customer service, product design and performance, ease of use, peer influence among surgeons and results of the product over time. In recent years, price has become increasingly important as the industry matures and health care providers become more concerned with costs. At the present time, price is a factor in the sale of those devices where differentiation of the product cannot be clearly proven and the decision to buy is not significantly influenced by the surgeon. Additionally, as health care providers become more cost-conscious, the use of higher-priced devices has become increasingly limited to younger, more active patients, while lesser-priced devices are used in patients with a lower demand (i.e., shorter life expectancy and/or lower activity level). The Company believes that its future success depends upon providing high quality service to all customers, offering a wide range of quality products at different pricing points, continuing to promote its key products and their already existing long-term successful outcomes and clinical results, pursuing additional strategic agreements with buying groups, offering a wide array of ancillary products utilized by the orthopaedic community and continuing to pursue, through research and development efforts, new products and services that can set the Company apart from its competitors.

  The Company's trauma product lines compete with products of Biomet Inc.; Zimmer, Inc.; Richards Manufacturing Co., Inc., a subsidiary of Smith & Nephew Ltd; Synthes and Orthofix International N.V. Competition in this area is primarily based on service, product design and performance, technological advances, reputation and price.

  In the sports medicine product area, the Company competes with numerous other companies, principally Don Joy, a division of Smith & Nephew Ltd., Innovation Sports, and Lenox Hill, a division of Hanger Orthopedic Group, Inc. The Company believes that the principal competitive factors affecting the sports medicine product field are customer service, product performance, technology, reputation and price. It believes that its service and technology distinguish it favorably from its competitors in the marketing and sale of its products.

  In the cement market, the Company competes with numerous other companies, primarily Howmedica, Inc., Schering-Plough Corp. and Zimmer, Inc.

EMPLOYEES

  As of December 31, 1996, the Company had approximately 2,930 employees worldwide, including approximately 1,210 engaged in the Company's U.S. reconstructive device business, approximately 40 employed by DePuy Motech, approximately 180 employed by DePuy ACE, approximately 300 employed by DePuy OrthoTech, and approximately 1,200 engaged in the Company's international businesses.

  Approximately 320 employees in the Warsaw, Indiana facility are represented by the United Paperworkers International Union, Local No. 7809, and are subject to a five year collective bargaining agreement expiring in June 1997. Approximately 230 employees in the Leeds, England facility are represented by the Amalgamated Engineering and Electrical Union and are subject to a collective bargaining agreement which expires in April 1997. In addition, approximately 25 employees at the Leeds, England facility are represented by the Manufacturing Scientific and Finance Union. Prior to July 31, 1996, approximately 15 employees in the metals department at the Tracy, California facility for sports medicine products were also represented by a union; the union was decertified on that date.

  The Company believes that its employee relations are satisfactory, and that its relationships with all unions representing its workers are non-adversarial and cooperative.

GOVERNMENT REGULATION

  The Company's operations are subject to rigorous governmental agency regulation in the United States and certain other countries.

  The FDA regulates the testing, labeling, manufacturing and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. Additionally, the FDA regulates the export of medical devices manufactured in the United States to international markets.

  Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk imparted to patients by the medical device. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Good Manufacturing Practices ("GMPs"), facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require premarket review and clearance by the FDA through the 510(k) process described below. Class II devices are those which are subject to General Controls as well as premarket demonstration of adherence to certain Performance Standards or other Special Controls as specified by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) procedure. In the 510(k) procedure, the manufacturer submits appropriate information to the FDA in a Premarket Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available similar device subsequently cleared through the 510(k) process, it will grant clearance to commercially market the device. It generally takes from three to 12 months from the date of submission to obtain clearance of a 510(k) submission, but may take longer. If the FDA determines that the device, or its labeled intended use, is not "substantially equivalent," the FDA will automatically place the device into Class III.

  A Class III product is a product which has a wholly new intended use or is based on advances in technology for which the device's safety and effectiveness cannot be assured solely by the General Controls, Performance Standards and Special Controls applied to Class I and II devices. These devices often require formal clinical investigation studies to assess their safety and effectiveness. A Premarket Approval (a "PMA") from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more extensive than the 510(k) process. In order to obtain a PMA, Class III devices, or a particular intended use of any such devices, usually must undergo clinical trials pursuant to an application submitted by the manufacturer for an IDE. An approved IDE exempts the manufacturer from the otherwise applicable FDA regulations and grants approval for the conduct of the human clinical investigation to generate the clinical data necessary to scientifically evaluate the safety and efficacy of the Class III device or intended use.

  When a manufacturer believes that sufficient pre-clinical and clinical data has been generated to prove the safety and efficacy of the new device or new intended use, it may submit a PMA application to the FDA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer.

  The Company's products include both pre-amendment and post-amendment Class I, II and III medical devices. Most pre-amendment devices (those marketed prior to the enactment of the Medical Device Amendment of 1976) are, in general, exempt from such Premarket Approval requirements, as are Class I and Class II devices. All currently marketed devices hold the relevant exemptions or premarket clearances or approvals, as appropriate, required under federal medical device law.

  In addition, the Company's manufacturing processes are required to comply with GMP regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of the Company's products. The Company's facilities, records and manufacturing processes are subject to periodic unscheduled inspections by the FDA or other agencies.

  The Company is also subject to regulations in many of the foreign countries in which it sells its products in the areas of product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. Many of the regulations applicable to the Company's devices and products in such countries are similar to those of the FDA. The national health or social security organizations of certain such countries require the Company's products to be qualified before they can be marketed in those countries. To date, the Company has not experienced difficulty in complying with these regulations.

  The Company is also implementing policies and procedures intended to allow the Company to position itself for the changing international regulatory environment. The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as being well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which, in some ways, is analogous to compliance with the FDA's GMP requirements. The European Union has promulgated rules which require that medical products receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements and certification. ISO 9000 series certification is one of the prerequisites for CE marking of most of the Company's products. Certain of the Company's facilities have received ISO certification and ISO certification is being pursued at the others. See "Business--Manufacturing."

  In addition, the Company must obtain export certificates from the FDA before it can export some of its products.

  Certain provisions of the Social Security Act, commonly known as the "Medicare Fraud and Abuse Statute," prohibit entities, such as the Company, from offering, paying, soliciting or receiving any form of remuneration in return for the referral of Medicare or state health program patients or patient care opportunities, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered by Medicare or state health programs. Many states have adopted similar prohibitions against payments intended to induce referrals of Medicaid and other third-party payer patients.

  Federal physician self-referral legislation prohibits, subject to certain exemptions, a physician or a member of his immediate family from referring Medicare or Medicaid patients to an entity providing "designated health services" in which the physician has an ownership or investment interest, or with which the physician has entered into a compensation arrangement.

ITEM 2. PROPERTIES.

  As of December 31, 1996, the Company owned or leased the following facilities:

                                                             APPROXIMATE   LEASED OR
    LOCATION                      TYPE OF FACILITY          SQUARE FOOTAGE   OWNED
    --------                      ----------------          -------------- ---------
Warsaw, Indiana(1)...... Executive Offices, Research and       242,200      Owned
                         Development, Manufacturing and
                         Distribution
El Segundo,              Executive Offices, Research and       114,000      Leased
 California(2).......... Development, Manufacturing and
                         Distribution
St. Louis, Missouri..... Warehousing and Distribution          100,900      Leased
Tracy, California(3).... Corporate Offices and                  80,000      Leased
                         Manufacturing
Jackson, Michigan....... Warehousing                            44,000      Leased
Jackson, Michigan....... Manufacturing                          24,000      Owned
Albuquerque, New
 Mexico................. Manufacturing                          20,600      Leased
Westminster,
 California............. Manufacturing and Repair Services      15,500      Leased
Ontario, California..... Manufacturing                          10,000      Leased
Dayton, Ohio............ Manufacturing                           7,700      Leased
Leeds, England(4)....... Corporate Offices, Research and       158,000      Owned
                         Development, Manufacturing and
                         Warehousing
Leeds, England.......... Manufacturing                          32,400      Owned
Barnet, England......... Manufacturing and Research and         30,000      Owned
                         Development
Blackpool, England...... Manufacturing                          28,500      Leased
Garforth, England....... Manufacturing                          23,000      Leased

--------
(1) The Company's principal executive offices and primary U.S. manufacturing plant for reconstructive devices. The facility also currently serves as a distribution facility.
(2) Corporate offices of DePuy ACE and main manufacturing plant for trauma products.
(3) Corporate offices of DePuy OrthoTech and main manufacturing plant for sports medicine products.
(4) Corporate offices and primary manufacturing facility for DePuy
    International.

ITEM 3. LEGAL PROCEEDINGS.

  In 1990, the Company voluntarily recalled certain acetabular cups. Of all such products sold and implemented, less than 2% have resulted in incidents of product failure reported by the Company. Of those reported incidents, as of March 14, 1997, 281 resulted in claims against the Company for product failure, of which all but 55 have been settled. Of those settled incidents, 81 were in litigation. Forty-one claims remain in litigation. All such claims and suits have been treated as one occurrence under the applicable insurance policies. Any additional claims will be paid by the Company's insurers.

  On April 20, 1994, DePuy Motech was served with a class action complaint, entitled Barbara Brown et al v. DePuy Motech et al, filed in the U.S. District Court for the Eastern District of Louisiana on behalf of individuals who claim to have been damaged through the use of various types of surgical screws implanted in spinal pedicles. DePuy ACE was subsequently served with this complaint as well. Numerous other manufacturers of spinal products, hospitals, physicians, medical societies and other associations were also sued. The suits allege tortious misconduct against all manufacturers engaged in spinal product manufacture and sale, several surgeons, industry associations and professional medical associations. Specific counts range from product liability and negligence to various conspiracies allegedly involving efforts to mislead the FDA into approving the use of the screws in spinal pedicles. DePuy Motech has been named in approximately 600 lawsuits for damages filed on behalf of individuals who claim to have been damaged through the use of various types of surgical screws in spinal pedicles. On August 4, 1994, the Federal Judicial Panel on multi-district litigation ordered that all federal court cases be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the Federal District Court for the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. Individual suits followed that denial. A hearing ordered by the Court to determine if any factual basis exists to support the conspiracy count was held July 23, 1996. On August 22, 1996, Judge Bechtle issued an order dismissing without prejudice claims based on allegations of conspiracy and fraud and requiring that any amended complaint be filed by September 30, 1996, which deadline was subsequently extended to October 30, 1996. Amended or new complaints on behalf of approximately 600 plaintiffs alleging liability of DePuy Motech based solely on a theory of industry-wide conspiracy have been served after the August 22, 1996 dismissal order. Many, but not all, of these conspiracy complaints also name DePuy ACE as a defendant. Motions to dismiss these amended complaints have been filed on behalf of all defendants but no decision on the motions has been issued. Seventeen plaintiffs in the multidistrict litigation allege implantation of products which were sold by DePuy Motech or DePuy ACE. DePuy Motech and DePuy ACE are responding to certain discovery initiated by the Plaintiffs' Legal Committee. The Company believes that it has substantial defenses to these claims and will continue to defend them vigorously, although no assurance can be given of the eventual outcome of this litigation.

  On February 25, 1995, DePuy filed suit against BET, its licensor for technology used in the LCS Knee in the U.S. District Court for the Northern District of Indiana. The case was transferred to the U.S. District Court for the District of New Jersey on April 25, 1996. DePuy is seeking a declaratory judgment as to the proper construction of contract language relating to the calculation of royalties on sales of various licensed products to purchasers outside the United States. BET has counterclaimed seeking damages and a declaration ordering DePuy to continue to pay royalties after the expiration of the patents to which the royalties relate. DePuy has filed a motion for partial summary judgment which has not been ruled on.

  Joint Medical Products Corporation ("Joint Medical") filed a complaint on April 3, 1995 in the U.S. District Court of Connecticut against DePuy Inc. and several other manufacturers of orthopaedic devices. The suit seeks injunctive relief and treble damages for DePuy's alleged infringement of a patent owned by Joint Medical. DePuy has filed a counterclaim seeking to have the patent declared invalid and unenforceable. The Company believes it has substantial defenses and is aggressively defending this action. The same patent was the subject of an interference proceeding in the United States Patent and Trademark Office between Joint Medical and a patentee from whom the Company has a license. On October 3, 1996 Joint Medical, which has been acquired by Johnson & Johnson, announced that, as a result of an agreement between Joint Medical and the patentee from whom the Company has a license to arbitrate, it has prevailed in the interference proceeding, and established its right to ownership of the patent. The resolution of the interference proceeding does not affect the defenses the Company has against the claims of Joint Medical. Additionally, as a result of the purchase of Joint Medical by Johnson & Johnson and the agreement between Joint Medical and the patentee from whom the Company has a license and the terms under which the interference proceedings were submitted to arbitration, the Company has filed a Motion to Amend its pleadings in the suit to add both the patentee from whom the Company has a license and Johnson & Johnson as defendants and to assert additional claims against Joint Medical. The Court has not yet ruled on this motion.

  On September 22, 1994, the Company filed a patent infringement suit against Biomet, Inc. in the U.S. District Court for the Northern District of Indiana seeking injunctive relief and damages. DePuy claimed Biomet infringed a DePuy patent for a modular hip by making and selling infringing hip prostheses. On April 17, 1995, the Company filed an amended complaint, adding claims for infringement of a second modular hip patent and for misappropriation of trade secrets, adding a prior DePuy employee who went to work for Biomet as a defendant. DePuy subsequently added claims for inducing infringement and contributory infringement as well as claims for infringement of a supertaper patent. On May 29, 1996, Biomet filed a patent infringement suit against the Company in the United States District Court for the Northern District of Indiana seeking an injunction and damages for the alleged infringement by the Company of a patent owned by Biomet relating to the manufacture of prostheses from CAT Scan data and further alleging various tortious acts and unfair trade practices relating to the Company's advertising. On May 31, 1996 Biomet filed a patent infringement suit against the Company in the United States District Court for the Northern District of Indiana seeking an injunction and damages for the alleged infringement of a patent owned by Biomet relating to the design of surgical instruments. On July 19, 1996 Biomet filed a patent infringement suit against the Company in the United States District Court for the Northern District of Indiana seeking damages for the alleged infringement of a patent owned by Biomet relating to the design of other surgical instruments. On May 31, 1996 Electro-Biology, Inc., a subsidiary of Biomet, filed a patent infringement suit against DePuy ACE in the United States District Court for the District of New Jersey seeking damages for the alleged infringement by DePuy ACE of a patent owned by Electro-Biology, Inc. relating to the design of an external bone fixator. On February 25, 1997 Biomet and the Company agreed to settle all of the foregoing described litigation and reported this agreement to the United States District Court for the Northern District of Indiana. Pursuant to the terms of the settlement, Biomet and the Company will cross-license each other, and each other's subsidiaries, to permit the manufacture and sale of any product then being manufactured or sold which would otherwise infringe any patent owned by either company or any subsidiary of either company. The settlement and cross license will provide royalty free licenses and each party, or a subsidiary thereof, will pay its own costs and expenses. The litigation has been stayed to permit the parties to prepare the necessary agreements and to file the necessary pleadings with the respective courts to effect a dismissal of all of the foregoing litigation.

  On February 8, 1994, Sofamor Danek filed a patent infringement suit against DePuy Motech in the United States District Court for the Southern District of Indiana, Indianapolis Division seeking injunctive relief and damages. DePuy and Biedermann Motech GmbH were later added as additional parties. Sofamor Danek claimed that DePuy Motech's MOSS Miami spinal system infringes three patents owned by Sofamor Danek Group, Inc. On June 19, 1996 the Court entered a summary judgment order in favor of DePuy Motech as to infringement of one patent and on October 11, 1996, the Court entered summary judgment in favor of DePuy Motech as to infringement of the other two patents. Also on October 11, 1996 the Court entered Judgment on these decisions and dismissed DePuy Motech's counterclaim for a declaration that Sofamor Danek's patents were invalid with prejudice. Sofamor Danek has appealed the Court's entry of Judgment against Sofamor Danek to the United States Court of Appeals for the Federal Circuit. DePuy Motech has cross-appealed the dismissal with prejudice of its counterclaim. No decision has been rendered by the appellate court.

  In addition, the Company is party to certain other routine litigation incidental to its business. The Company does not believe that any litigation to which it is a party is likely, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

  On June 26, 1996, the Supreme Court decided the case Medtronic, Inc. v. Lohr, holding that the Medical Device Amendments to the Food, Drug, and Cosmetics Act does not preempt state law tort actions when there exists no specific counterpart federal products regulation. The Company does not anticipate at this time that the decision will have a material adverse effect on the Company. However, it is not possible to predict what impact, if any, the decision may have.

ITEMS 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

EXECUTIVE OFFICERS

  Set forth below are the names, ages, positions and a brief description of the Company's executive officers:

              NAME               AGE                  POSITION
              ----               ---                  --------
James A. Lent...................  54 Chairman of the Board and Chief Executive
                                     Officer
Michael J. Dormer...............  45 President and Chief Operating Officer
Robert E. Morel.................  59 President, DePuy ACE
James M. Taylor.................  40 President, DePuy International
William E. Tidmore, Jr..........  54 President, DePuy Motech
Steven L. Artusi................  52 Senior Vice President, General Counsel and
                                     Secretary
R. Michael McCaffrey............  54 President, DePuy Development, Inc.
Thomas J. Oberhausen............  44 Senior Vice President, Chief Financial
                                     Officer and Treasurer
G. Taylor Seward................  51 Senior Vice President, Personnel

  James A. Lent has been Chairman and Chief Executive Officer of DePuy since 1991, having served as President from 1985 to 1991. Prior to joining DePuy, Mr. Lent worked for Johnson & Johnson from 1967 to 1985, serving as President of J&J Orthopaedics from 1982 to 1985. Mr. Lent is a member of the Board of Directors of Corange and also serves on the Board of Directors of Spectranetics Inc., a cardiovascular device company.

  Michael J. Dormer has been President and Chief Operating Officer of DePuy since August 1996. Prior to that, he served as President of DePuy
International since 1993 and as Executive Vice President from 1992 until 1993. Before joining DePuy International, he worked for Johnson & Johnson as Managing Director, J&J Orthopaedics Europe and J&J Professional Products Europe.

  Robert E. Morel has served as President and Chief Executive Officer of DePuy ACE since May 1996. From 1993 until 1996, he served as Senior Vice President, Operations for DePuy. From 1985, when he originally joined DePuy, until 1993, he was Vice President, Operations.

  James M. Taylor has been President of DePuy International since August 1996. He joined DePuy in July 1994 as Vice President, Operations. From June 1993 until April 1994, Mr. Taylor was the Chief Executive Officer of MSS Group in the U.K. From 1989 to June 1993, Mr. Taylor was employed by Chloride Industrial Batteries Ltd., as Operations Director.

  William E. Tidmore, Jr. has served as President of DePuy Motech since August 1996. Prior to that, he served as President of DePuy Orthopaedics, a division of DePuy, from 1994 to 1996, as Executive Vice President of DePuy from 1993 to 1994, as President of DePuy International from 1992 to 1993 and as Vice President, International of DePuy Inc. from 1988 until 1992. Mr. Tidmore joined DePuy in 1986.

  Steven L. Artusi has served as the Company's Senior Vice President, General Counsel and Secretary since 1992. Mr. Artusi served as Vice President, Legal and Regulatory Affairs for DePuy, Division of BMC from 1987 to 1992 and as Corporate Counsel of BMC from 1985 to 1987.

  R. Michael McCaffrey became President of DePuy Development, Inc., which is engaged in business development for the DePuy worldwide group, in August 1996. Prior to that, from 1994 until 1996, he was President of DePuy Motech, from 1990 until 1994 he was President of DePuy, and from 1985 until 1990 held various positions at DePuy in management, marketing and sales.

  Thomas J. Oberhausen has served as Senior Vice President and Chief Financial Officer of DePuy since 1992 and from 1993 to 1995, he also served as the Finance Director for DePuy International. He joined Bio-Dynamics, Inc., a subsidiary of BMC, in 1980.

  G. Taylor Seward has served as Senior Vice President, Personnel of DePuy since 1990. Mr. Seward joined DePuy in 1978 and prior to 1990 held various positions in DePuy's human resources department, including Personnel Manager, Director of Personnel and Vice President, Personnel.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's common stock is listed on the New York Stock Exchange under the ticker symbol "DPU". The daily trading activity and price quotation may be found in most major newspapers under "Depuy".

  The range of high and low bid prices for the common stock from October 31, 1996 (the first trading date of the common stock) through December 31, 1996 was:

    High: 20 1/4

     Low: 16 1/2

  The Company has not paid dividends since its formation in July 1996. The Company anticipates that it will pay an annual dividend, beginning in 1997.

  As of March 17, 1997, the Company had 896 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table summarizes the Company's operating results by quarter for 1996 and 1995.

                           DEC    SEPT   JUN    MAR    DEC    SEPT   JUN    MAR
                           1996   1996   1996   1996   1995   1995   1995   1995
                          ------ ------ ------ ------ ------ ------ ------ ------
                                     (IN MILLIONS, EXCEPT SHARE DATA)
Net sales...............  $181.0 $167.3 $175.9 $173.1 $164.9 $148.4 $162.2 $161.1
Gross profit............   127.3  118.5  122.8  119.7  116.5  101.5  109.9  108.5
Net income..............    27.1   24.0   28.2   27.4   23.1   20.3   25.2   26.3
Pro forma net income per
 share (unaudited)......     .28    .27    .31    .31    .26    .22    .28    .29

  Selected consolidated financial data for the Company and its subsidiaries for each of the five years in the period ended December 31, 1996 is set forth below. This data should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Form 10-K:

INCOME STATEMENT DATA

                                        YEAR ENDED DECEMBER 31,
                              ----------------------------------------------
                               1996(1)      1995    1994(1)  1993      1992
                              ---------- ---------- ------- ------    ------
                                   (IN MILLIONS, EXCEPT SHARE DATA)
Net sales...................  $    697.3 $    636.6 $551.8  $466.7    $419.9
Cost of sales...............       209.0      200.2  173.0   151.9     148.6
                              ---------- ---------- ------  ------    ------
  Gross profit..............       488.3      436.4  378.8   314.8     271.3
                              ---------- ---------- ------  ------    ------
Selling, general and admin-
 istration expenses.........       266.8      230.6  195.0   157.8     144.8
Research and development ex-
 penses.....................        21.7       21.3   18.6    17.4      13.8
Goodwill amortization.......        12.3       14.2   14.1    10.0      10.7
                              ---------- ---------- ------  ------    ------
  Operating income..........       187.5      170.3  151.1   129.6     102.0
                              ---------- ---------- ------  ------    ------
Interest expense and other,
 net........................         2.5        5.1     .9     2.7       4.6
Provisions for income tax-
 es.........................        78.7       72.7   65.8    57.0      40.5
Minority interest...........         1.6         .5     .7     -- (2)    -- (2)
Equity in earnings (loss) of
 unconsolidated affiliate...         2.0        2.9    3.1     2.3       1.0
Cumulative effect of ac-
 counting change(3).........         --         --     --      --        3.8
                              ---------- ---------- ------  ------    ------
  Net income................  $    106.7 $     94.9 $ 86.8  $ 72.2    $ 54.1
                              ========== ========== ======  ======    ======
Unaudited pro forma data:
  Net income per share......  $     1.17 $     1.05
                              ========== ==========
  Weighted average number of
   shares outstanding.......  91,430,000 90,000,000
                              ========== ==========

--------
(1) Financial results include the effects of acquisitions as outlined in Note 1 of the Notes to Consolidated Financial Statements.
(2) Prior to 1994, minority interest was immaterial and included in interest expense and other, net.
(3) Charge for adopting Financing Accounting Standard No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

BALANCE SHEET DATA

                                                    AT DECEMBER 31,
                                          ----------------------------------
                                           1996    1995    1994    1993
                                          ------- ------- ------- -------
                                           (IN MILLIONS, EXCEPT OTHER DATA)
Working capital.......................... $ 369.1 $ 176.8 $ 150.9 $ 99.3
Total assets.............................   908.4   623.3   567.5  386.0
Total noncurrent liabilities.............    56.6    73.5    68.4   22.7
Shareholders' equity.....................   670.6   378.1   357.1  247.8

OTHER DATA

Full-time employee equivalents...........   2,926   2,298   2,157  1,768

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

OVERVIEW

  Effective October 30, 1996, the Company issued 8,580,000 new shares, and its primary shareholder sold 7,000,000 previously outstanding shares to the public through an Initial Public Offering at an offering price of $17.50 per share. The issuance of stock generated net proceeds after expenses, discounts and commissions of approximately $139 million. The Company plans to use the net proceeds from the sale of shares of its common stock primarily to finance the expansion of the Company's business. The Company has signed an agreement to purchase Landanger, as described in Note 16 of Notes to Consolidated Financial Statements. The Company plans to fund this acquisition through debt and available cash. Any remaining cash will be invested in highly liquid investments.

  Prior to the public offering the Company was operated as the orthopaedic division of Corange. This division comprised various legal entities that were engaged, or partly engaged, in the orthopaedics business and were owned by a number of different entities within Corange. As a result of a pre-offering reorganization, (i) the non-U.S. entities (or in certain cases, the assets thereof) that were involved in the DePuy business were transferred into the Company's U.S. consolidated group, (ii) Boehringer Mannheim Corporation, the U.S. operating subsidiary of the Boehringer Mannheim companies, which were under common control with the DePuy companies, was transferred outside the Company's U.S. consolidated group, and (iii) the Company was reincorporated in Delaware. None of the transfers or exchanges made pursuant to the pre-offering reorganization involved outside minority shareholders. Accordingly, all transfers and exchanges were accounted for on a predecessor basis.

RESULTS OF OPERATIONS

  The following table summarizes selected financial information expressed as a percentage of net sales and the change from year to year.

                            PERCENTAGE OF NET SALES    PERCENTAGE CHANGE
                            -------------------------  ---------------------
                            YEAR ENDED DECEMBER 31
                            -------------------------    1996        1995
                             1996     1995     1994    VS 1995     VS 1994
                            -------  -------  -------  --------    ---------
Net sales.................    100.0%   100.0%   100.0%         10%         15%
Cost of sales.............     30.0     31.4     31.3           4          16
                            -------  -------  -------    --------   ---------
  Gross profit............     70.0     68.6     68.7          12          15
                            -------  -------  -------    --------   ---------
Selling, general and ad-
 ministrative expenses....     38.2     36.2     35.4          16          18
Research and development
 expenses.................      3.1      3.4      3.4           2          15
Goodwill amortization.....      1.8      2.2      2.5         (13)          1
                            -------  -------  -------    --------   ---------
  Operating income........     26.9     26.8     27.4          10          13
                            -------  -------  -------    --------   ---------
Interest and other income
 (expense)................      (.4)     (.8)     (.2)         51        (486)
                            -------  -------  -------    --------   ---------
  Income before taxes,
   minority interest and
   equity in earnings of
   unconsolidated
   affiliate..............     26.5     26.0     27.2          12          10
                            -------  -------  -------    --------   ---------
Provisions for income tax-
 es.......................     11.3     11.4     11.9           8          11
Minority interest.........       .2       .1       .1         211         (33)
Equity in earnings of un-
 consolidated affiliate...       .3       .4       .5         (31)         (7)
                            -------  -------  -------    --------   ---------
  Net income..............     15.3%    14.9%    15.7%         12%          9%
                            =======  =======  =======    ========   =========

  The following table summarizes sales by product line and geographical location:

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
                                                             (IN MILLIONS)
Reconstructive products................................ $ 470.2 $ 450.6 $ 405.9
Spinal implants........................................    45.5    30.6    12.5
Trauma products........................................    56.4    49.4    38.5
Sports medicine........................................    48.2    29.4    27.7
Other products.........................................    77.0    76.6    67.2
                                                        ------- ------- -------
  Total sales.......................................... $ 697.3 $ 636.6 $ 551.8
                                                        ------- ------- -------
U.S. Sourced sales..................................... $ 408.9 $ 377.2 $ 358.8
International sourced sales............................   288.4   259.3   193.0
                                                        ------- ------- -------
  Total sales.......................................... $ 697.3 $ 636.6 $ 551.8
                                                        ------- ------- -------
Sales to customers located in the United States........ $ 373.8 $ 349.9 $ 333.3
Sales to customers located outside the United States...   323.5   286.7   218.5
                                                        ------- ------- -------
  Total sales.......................................... $ 697.3 $ 636.6 $ 551.8
                                                        ======= ======= =======

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net sales were $697.3 million for the year ended December 31, 1996, representing an increase of $60.7 million, or 10% over the prior year. Continued penetration of the spinal implant market caused total sales to increase by 2%. The acquisition of DePuy OrthoTech in March 1996 resulted in additional sales growth of 3%. The effects of foreign exchange rates in 1996 compared with 1995 resulted in an unfavorable impact on sales of 1%. The remaining 6% increase related primarily to sales growth in international markets, partially offset by the negative impact of lower average prices in the United States, predominantly resulting from the managed care environment.

  The components of the worldwide sales improvement were as follows:

       Acquisitions........................................................   3%
       Volume and product mix..............................................  10%
       Net pricing changes.................................................  (2)%
       Effect of foreign exchange rates....................................  (1)%

  U.S. sourced sales to unaffiliated customers rose $31.6 million, or approximately 8%. This growth was primarily attributable to the acquisition of DePuy OrthoTech in March 1996 and to increased sales of spinal and shoulder implants.

  International sourced sales to unaffiliated customers rose $29.1 million, or 11%. This increase in sales was related to continued expansion in the European, Asia/Pacific and South American regions. Expansion in these areas caused sales to grow by 12%, 11% and 7%, respectively, during the year ended December 31, 1996.

  The Company's gross profit for the year ended December 31, 1996 was $488.3 million, or 70% of sales, as compared to 68.6% of sales for the prior year. This margin improvement resulted from various manufacturing efficiencies obtained through cost controls and higher unit sales, the consolidated impact of which more than offset the negative impact of lower average prices realized in the United States.

  Selling, general and administrative expenses totaled $266.8 million for the current year, or 38.2% of sales, as compared to 36.2% in the preceding year. The primary reason for this increase as a percent of sales was the cost associated with converting approximately 75% of the Company's U.S. distribution structure from independent sales agents to Company-managed territories under the responsibility of territory sales managers. As part of this conversion, the Company incurred additional (in certain cases, one time) costs totaling $16.2 million, primarily related to new surgical instrumentation and additional administration expenses incurred to set up the new territory offices. In addition to these costs, the Company continued to invest in the development of the U.S. sales infrastructure and in the expansion of its business in the spinal and international markets.

  Research and development expense of $21.7 million represented a slight increase over the $21.3 million expense reported in 1995.

  Goodwill amortization totaled $12.3 million during 1996, representing a $1.9 million decrease compared to the prior year. This decrease primarily related to the fact that certain goodwill assets became fully amortized during 1995, partially offset by additional goodwill recorded in the current year related to the acquisition of DePuy OrthoTech in March 1996.

  The Company reported a 10% increase in operating income to $187.5 million, or 26.9% of sales, for the year 1996, as compared to $170.3 million for 1995, or 26.8% of sales. This increase was primarily attributable to improved gross margins, offset by additional expenses incurred in selling, general and administrative expenses.

  Interest expense was $6.8 million during 1996, representing a $.3 million increase over the interest expense incurred in the prior year. This higher expense primarily resulted from slightly higher interest rates.

  Other income, net, totaled $4.3 million for the year compared to $1.5 million reported in the prior year, representing an increase of $2.8 million. This increase mainly resulted from higher interest income, primarily attributable to income earned on the invested proceeds received from the public offering.

  The effective income tax rate for the year was 42.5% as compared to 44.0% recorded in the prior year. The 1.5% decrease in the rate is primarily attributable to the reduction in non-deductible goodwill expense.

  Net income for the year ended December 31, 1996 was $106.7 million, or 15.3% of sales, representing a 12% increase over the prior year. This increase was primarily the result of a 10% increase in operating profit, higher interest income and a lower effective income tax rate.

 Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Net sales were $636.6 million for the year ended December 31, 1995, representing an increase of $84.8 million, or 15%, compared with the prior year. Continued penetration of the spinal implant market caused total sales to increase by 3%. The inclusion of a full year of sales of CMW (acquired in November 1994) and DePuy ACE (acquired in March 1994) resulted in additional sales of 3%. The remaining 9% increase in sales related to the effects of favorable exchange rates and market growth in both the international and U.S. markets.

  The components of the worldwide sales improvement were as follows:

       Acquisitions.........................................................   3%
       Volume and product mix...............................................   9%
       Net pricing changes..................................................   1%
       Effect of foreign exchange rates.....................................   2%

  Sales to unaffiliated customers within the United States rose $18.4 million or 5%. This growth was primarily attributable to increased sales of knee and spinal implants and continued growth in the trauma market.

  International sales to unaffiliated customers rose $66.4 million or 34%. The CMW acquisition contributed 6% of this international growth and the positive effect of foreign currency rates contributed an additional 7% increase. Expansion in the European, Asia/Pacific and other regions, excluding the effects of foreign exchange, caused sales to grow by 11%, 6% and 4%, respectively, during 1995.

  The Company's gross profit for 1995 was $436.4 million, or 68.6% of sales, decreasing slightly compared to 68.7% of sales reported for the prior year. Manufacturing efficiency improvements offset the negative impact of lower average prices in the U.S. resulting from managed care contracts.

  Selling, general and administrative expense totalled $230.6 million for the year or 36.2% of sales, as compared to 35.4% of sales in the prior year. This increase was primarily the result of higher selling expense incurred as efforts continued to strengthen the U.S. sales force infrastructure and investments were made to grow the spinal implant business and to expand international distribution. Increased investment in surgical instrumentation sets provided to customers also produced higher selling expense during 1995.

  Research and development expense increased 14.6% for the year but remained constant at 3.4% of sales. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

  Goodwill amortization totalled $14.2 million for the year representing a 1% increase over the prior year. This increase related primarily to the goodwill recorded in conjunction with the acquisition of CMW in November 1994 and the full year amortization of goodwill relating to the acquisition of DePuy ACE in March 1994, partially offset by certain goodwill assets becoming fully amortized during 1995.

  Operating income for the year was $170.3 million, or 26.8% of sales, a 13% increase as compared to operating income of $151.1 million, or 27.4% of sales, in the prior year. The decrease in operating income as a percentage of sales was primarily attributable to additional expenses incurred as the Company continued to invest in the strengthening of the U.S. sales infrastructure, the expansion of the international and spinal implant markets and the increased cost of providing surgical instrument sets. The negative impact of managed care cost restraints was also a contributing factor.

  Interest expense was $6.5 million, representing a $4.2 million increase over the prior year. This higher expense primarily resulted from interest related to additional indebtedness of approximately $35.0 million incurred to fund the CMW acquisition.

  The effective income tax rate remained essentially constant at 44.0% in 1995 compared to 43.8% in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the reorganization previously described, the Company's cash flow in the United States was pooled with that of Corange's other U.S. operations. Effective with the Company becoming a public company, all cash generated is now maintained in its own accounts and is available for use by the Company. In addition to the net proceeds received from the Initial Public Offering effective October 30, 1996, cash generated from operations is the principal source of funding available and provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $209.4 million at December 31, 1996, compared to $46.9 million at December 31, 1995.

  Working capital at December 31, 1996, was $369.1 million, representing a $192.3 million increase from December 31, 1995. The annualized inventory turnover ratio for the year ended December 31, 1996 was 1.6, decreasing slightly compared with the rate of 1.7 experienced during the prior year. The annualized accounts receivable turnover rate was 5.8 for the current year remaining constant with the prior year.

  Operating activities generated $99.0 million during 1996 as compared to $90.3 million of cash provided in the prior year. The $8.7 million increase resulted primarily from higher net income and the receipt of payment on an affiliate receivable outstanding at December 31, 1995. This increase was partially offset by investments made in surgical instrumentation sets, investments in inventories in support of changes in the Company's method of distribution and inventory buildup to support the faster-growing product lines such as trauma and spinal.

  Cash flows used for investing activities totaled $84.4 million in the year ended December 31, 1996, and was comprised of $54.9 million paid for various acquisitions, capital expenditures of $24.9 million, and $4.6 million of investments in short-term securities. The consideration paid for business acquisitions (net of cash received) was comprised of $45.9 million paid for the acquisition of DePuy OrthoTech and $9.0 million of payments related to other various acquisitions, including deferred payments for DePuy ACE and CMW Laboratories, both purchased in 1994.

  Cash flows provided by financing activities were $147.2 million during 1996 and included $138.6 million of net proceeds received from the issuance of stock sold as part of the Initial Public Offering, $44.1 million of advances received from Corange U.S. Holdings, Inc., an affiliate, as part of the centralized cash management system previously described (funds used for the DePuy OrthoTech acquisition) and $4.5 million of capital contributions received from affiliates, partially offset by a net decrease in debt of $31.4 million and dividends of $8.6 million paid to affiliates.

  The Company anticipates that it will pay dividends annually, provided that funds are available therefore and subject to the discretion of the Board of Directors. Capital expenditures are expected to be approximately $27 million in 1997, primarily consisting of purchases of machinery and equipment. In addition to these funding requirements, the Company expects to continue to evaluate potential acquisitions to expand its business.

  The Company has historically been able to fund its capital and operating needs through its cash flow from operations and expects to be able to continue to do so in the future. The Company believes that with its current cash position and its ability to obtain additional cash, either through the issuance of additional shares of common stock or utilization of credit lines, it has the ability to fund its acquisition strategy.

FACTORS AFFECTING FUTURE PERFORMANCE

  The orthopaedic industry is experiencing a period of significant transition as a result of healthcare reform. While cost containment issues have existed for several years outside of the United States, these issues are relatively recent phenomena in the U.S. orthopaedic market. Trends in the U.S. market, which have had an impact on the Company, include the increased movement toward the provision of healthcare through managed care and significant emphasis on cost control.

  The advent of managed care in the orthopaedic products industry has meant greater attention to tradeoffs of patient need and product cost, or demand matching, where patients are evaluated as to their age, need for mobility, and other parameters, and are then matched with a replacement product that is cost effective in light of such evaluation. From about the middle of 1995 onward, this has led to an increase in unit sales of lower-priced, cemented products, sales of which constitute an increasing share of the Company's overall unit growth. In addition, price discounting is becoming more prevalent in the industry resulting in reduced margins for products sold to buying groups under preferred supplier arrangements.

  The shift in product mix and trends toward industry discounting have had an impact on the Company's sales with respect to hip replacement systems and, to a lesser extent, knee replacement systems. Although it is uncertain how these issues will affect future performance, the Company experienced a reduction in the rate at which prices were declining during 1996.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              1996         1995        1994
                                           -----------  -----------  -----------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Net sales.................................    $697,273     $636,561  $ 551,773
Cost of sales.............................     208,976      200,139    172,939
                                           -----------  -----------  ---------
  Gross profit............................     488,297      436,422    378,834
                                           -----------  -----------  ---------
Selling, general and administrative ex-
 penses...................................     266,776      230,578    195,011
Research and development expenses.........      21,693       21,320     18,609
Goodwill amortization.....................      12,325       14,201     14,088
                                           -----------  -----------  ---------
  Operating income........................     187,503      170,323    151,126
                                           -----------  -----------  ---------
Interest expense, affiliate...............       4,869        4,479        909
Interest expense, other...................       1,942        2,061      1,358
Other income, net.........................      (4,330)      (1,493)    (1,406)
                                           -----------  -----------  ---------
  Income before taxes, minority interest
   and equity in earnings of unconsoli-
   dated affiliate........................     185,022      165,276    150,265
                                           -----------  -----------  ---------
Provisions for income taxes...............      78,689       72,707     65,758
Minority interest.........................       1,553          499        741
Equity in earnings of unconsolidated af-
 filiate..................................       1,968        2,859      3,070
                                           -----------  -----------  ---------
  Net income..............................    $106,748     $ 94,929  $  86,836
                                           ===========  ===========  =========
Unaudited pro forma data:
  Net income per share....................    $   1.17     $   1.05
  Weighted average number of shares out-
   standing...............................  91,430,000   90,000,000
                                           ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                             (IN THOUSANDS,
                                                           EXCEPT SHARE DATA)
                          ASSETS
Current Assets
  Cash and cash equivalents............................... $ 209,387  $  46,909
  Short-term investments..................................     4,640        --
  Accounts receivable, net of allowances of $8,534 (1996)
   and $6,628 (1995)......................................   126,465    115,452
  Receivable from affiliates, net.........................       --      24,265
  Inventories at lower of cost or market..................   151,406    116,566
  Deferred income taxes...................................    29,366     25,275
  Prepaid expenses and other current assets...............    25,455     18,023
                                                           ---------  ---------
    Total current assets..................................   546,719    346,490
                                                           ---------  ---------
Noncurrent Assets
  Goodwill, net of accumulated amortization of $78,373
   (1996) and $60,312 (1995)..............................   238,233    181,208
  Other intangible assets, net of accumulated amortization
   of $698 (1996) and $245 (1995).........................     1,894      1,278
  Deferred income taxes...................................    18,348      4,876
  Investment in affiliate.................................     2,648      2,081
  Other assets............................................    10,934     10,634
                                                           ---------  ---------
                                                             272,057    200,077
                                                           ---------  ---------
Property, plant and equipment, net........................    89,601     76,683
                                                           ---------  ---------
    Total assets.......................................... $ 908,377  $ 623,250
                                                           =========  =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Short-term debt payable to affiliates................... $  30,295  $  31,717
  Short-term debt.........................................    31,413     21,048
  Accounts payable........................................    30,515     26,090
  Accounts payable to affiliates, net.....................       709        --
  Income taxes payable....................................    17,384     23,088
  Income taxes payable to affiliate.......................       --      10,738
  Accrued royalties.......................................    18,580     16,596
  Accrued employee compensation...........................    18,237     16,121
  Other accrued expenses..................................    30,468     24,282
                                                           ---------  ---------
    Total current liabilities.............................   177,601    169,680
                                                           ---------  ---------
Noncurrent Liabilities
  Long-term debt payable to affiliates....................    15,413     42,591
  Long-term debt..........................................     4,754      5,342
  Long-term employee benefits.............................    17,141     17,756
  Noncurrent deferred income tax liability................    18,925      5,585
  Other noncurrent liabilities............................       401      2,236
                                                           ---------  ---------
    Total noncurrent liabilities..........................    56,634     73,510
                                                           ---------  ---------
Contingencies (Note 8)
Minority Interest.........................................     3,514      1,961
                                                           ---------  ---------
Shareholders' Equity
  Shareholder's net investment............................       --     378,099
  Common stock, $.01 par value, 130,000,000 shares autho-
   rized, shares outstanding of 98,580,000 (1996).........       986        --
  Additional paid-in capital..............................   675,144        --
  Retained earnings.......................................    17,108        --
  Net unrealized appreciation on securities...............       360        --
  Minimum pension liability adjustment....................      (236)       --
  Cumulative translation adjustment.......................   (22,734)       --
                                                           ---------  ---------
    Total shareholders' equity............................   670,628    378,099
                                                           ---------  ---------
      Total liabilities and shareholders' equity.......... $ 908,377  $ 623,250
                                                           =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1996      1995      1994
                                                 --------  --------  ---------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income.....................................  $106,748  $ 94,929  $  86,836
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization................    28,378    26,635     25,718
  Deferred income taxes........................    (2,717)   (5,668)      (909)
  Other, net...................................    (2,123)      843        287
  Changes in operating assets and liabilities,
   net of effects of acquisitions:
    Accounts receivable........................    (8,510)  (11,474)   (15,448)
    Inventories................................   (32,037)    3,052    (17,878)
    Amounts payable to or receivable from af-
     filiates, net.............................    28,330   (28,215)       712
    Prepaid expenses and other current assets..    (7,291)   (2,090)   (10,661)
    Other noncurrent assets....................      (811)   (3,553)    (6,153)
    Accounts payable...........................     3,139        45        338
    Accrued employee compensation and other....     7,907     2,348      6,543
    Other current and noncurrent liabilities...    (3,805)    4,940      4,105
    Income taxes payable.......................   (18,237)    8,554      7,452
                                                 --------  --------  ---------
      Net cash provided by operating activi-
       ties....................................    98,971    90,346     80,942
                                                 --------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures...........................   (24,882)  (15,598)   (14,015)
Business acquisitions, net of cash acquired....   (54,889)  (17,500)  (107,634)
Purchases of short-term investments............    (4,640)      --         --
                                                 --------  --------  ---------
      Net cash used for investing activities...   (84,411)  (33,098)  (121,649)
                                                 --------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Payments of short-term debt....................   (33,232)   (6,550)   (15,631)
Proceeds from issuance of short-term debt......    31,140    38,378      4,747
Payments of long-term debt.....................   (29,860)   (1,027)    (2,876)
Proceeds from issuance of long-term debt.......       534       487     41,476
Advances from (to) affiliate...................    44,063   (76,558)    19,000
Net proceeds from issuance of stock............   138,563       --         --
Capital contributions from affiliates..........     4,564     4,000      1,625
Dividends paid to affiliate....................    (8,553)   (1,868)       --
                                                 --------  --------  ---------
      Net cash provided by (used for) financing
       activities..............................   147,219   (43,138)    48,341
                                                 --------  --------  ---------
Effect of exchange rate changes on cash........       699       668     (2,268)
                                                 --------  --------  ---------
      Increase in cash and cash equivalents....   162,478    14,778      5,366
                                                 --------  --------  ---------
Cash and cash equivalents at beginning of
 year..........................................    46,909    32,131     26,765
                                                 --------  --------  ---------
Cash and cash equivalents at end of year.......  $209,387  $ 46,909  $  32,131
                                                 ========  ========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   NET       MINIMUM
                          SHAREHOLDER'S                   ADDITIONAL           UNREALIZED    PENSION   CUMULATIVE
                               NET        COMMON   COMMON  PAID-IN   RETAINED APPRECIATION  LIABILITY  TRANSLATION
                           INVESTMENT     SHARES   STOCK   CAPITAL   EARNINGS ON SECURITIES ADJUSTMENT ADJUSTMENT
                          ------------- ---------- ------ ---------- -------- ------------- ---------- -----------
                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31,
 1993...................    $ 247,818          --   $--    $    --   $   --       $--         $ --      $    --
                            ---------   ----------  ----   --------  -------      ----        -----     --------
Net income for the
 year...................       86,836
Change in net transfers
 to affiliate...........       19,000
Foreign currency
 translation
 adjustments............        1,693
Minimum pension
 liability adjustment...           78
Capital contributions
 from affiliates........        1,625
                            ---------   ----------  ----   --------  -------      ----        -----     --------
BALANCE AT DECEMBER 31,
 1994...................      357,050          --    --         --       --        --           --           --
                            ---------   ----------  ----   --------  -------      ----        -----     --------
Net income for the
 year...................       94,929
Dividend to affiliate...       (1,868)
Change in net transfers
 to affiliate...........      (76,526)
Foreign currency
 translation
 adjustments............          333
Minimum pension
 liability adjustment...          181
Capital contributions
 from affiliate.........        4,000
                            ---------   ----------  ----   --------  -------      ----        -----     --------
BALANCE AT DECEMBER 31,
 1995...................      378,099          --    --         --       --        --           --           --
                            ---------   ----------  ----   --------  -------      ----        -----     --------
Net income for the
 period.................       89,640
Dividends to affiliate..       (8,553)
Change in net transfers
 to affiliate...........       44,063
Foreign currency
 translation
 adjustments............        4,727
Minimum pension
 liability adjustment...          --
Unrealized gain on
 securities.............           44
Capital contributions
 from affiliates........        4,564
Capitalization resulting
 from reorganization and
 initial public
 offering...............     (512,584)  98,580,000   986    675,144      --         44          (24)     (25,003)
                            ---------   ----------  ----   --------  -------      ----        -----     --------
BALANCE AT OCTOBER 30,
 1996, EFFECTIVE DATE OF
 INITIAL PUBLIC
 OFFERING...............          --    98,580,000   986    675,144      --         44          (24)     (25,003)
                            ---------   ----------  ----   --------  -------      ----        -----     --------
Net income for the
 period.................                                              17,108
Foreign currency
 translation
 adjustments............                                                                                   2,269
Minimum pension
 liability adjustment...                                                                       (212)
Unrealized gain on
 securities.............                                                           316
                            ---------   ----------  ----   --------  -------      ----        -----     --------
BALANCE AT DECEMBER 31,
 1996...................    $     --    98,580,000  $986   $675,144  $17,108      $360        $(236)    $(22,734)
                            =========   ==========  ====   ========  =======      ====        =====     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1--ORGANIZATION/ACQUISITIONS

  DePuy, Inc. (the "Company") was formed as the result of a worldwide reorganization completed by its parent, Corange Limited ("Parent"), to realign its worldwide orthopaedic operations into a stand-alone entity in order to sell shares of the realigned entity to the public through an Initial Public Offering. Prior to the public offering, various actions were taken to form the Company including (i) the consolidation of the worldwide operations of DePuy under Corange U.S. Holdings, Inc., an Indiana corporation ("CUSHI"), (ii) the transfer out of the CUSHI consolidated group Boehringer Mannheim Corporation ("BMC"), and (iii) the merging of CUSHI downstream into DePuy, Inc., which was created on July 26, 1996 for purposes of becoming the holding company for the DePuy worldwide operations, with DePuy, Inc. as the surviving company in the merger, the effect of which was to reincorporate CUSHI in Delaware under the name "DePuy, Inc." None of these actions involved outside minority shareholders. Accordingly, the consolidation of the entities was accounted for on a predecessor basis.

  Pursuant to a registration statement filed with the Securities and Exchange Commission that became effective on October 30, 1996, the Company issued, through an Initial Public Offering, 7,780,000 shares of its common stock at $17.50 per share which generated net proceeds after expenses, discounts and commissions of approximately $126,000. In November 1996, an additional 800,000 shares were sold pursuant to an underwriter's over allotment provision generating net proceeds of approximately $13,000. The Company plans to use the net proceeds from the sale of shares of its common stock primarily to finance the expansion of the Company's business, provided suitable acquisitions can be identified and negotiated.

  The Company's primary business is the development, manufacture and sale of orthopaedic joint implants (primarily hips, knees and shoulders), spinal implants, related surgical instruments, trauma products and sports medicine soft goods.

  In 1993, the Company established a new entity, Argentina Joints S.A., funded through a capital contribution of $1,000 from its parent. An additional $4,000 in capital was contributed during 1994.

  During 1996, various contributions of capital were made from affiliates totaling $4,564 resulting primarily from the realignment previously described.

  On March 8, 1994, the Company acquired Ace Medical Company (ACE), a developer and manufacturer of orthopaedic trauma products, for $70,500 in cash and $10,000 in a note paid in January 1995. Under the terms of the purchase agreement, contingent upon ACE achieving certain sales and profit levels, the Company paid and recorded goodwill of $5,000 in 1995 and $5,000 in 1996. The Company also recorded a liability and increased goodwill for $10,000 for an additional contingent payment which will be paid in 1997. The purchase method of accounting was applied to this acquisition, and $87,214 of goodwill has been recorded.

  The operating results of ACE have been included in the consolidated statements of income from the date of acquisition. Had the acquisition taken place at the beginning of 1994, consolidated net sales would have been $557,786 for the year ended December 31, 1994, and consolidated net income would have been $86,925 for the fiscal year 1994. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the above date, nor is it necessarily indicative of future operating results.

  On November 22, 1994, the Company acquired certain assets and assumed certain liabilities of CMW Laboratories ("CMW"), a division of Dentsply Limited, for $35,000 in cash consideration. Under terms of the purchase agreement, additional payments were made totaling $2,500 in 1995 and $1,000 in 1996, and recorded as goodwill, after certain milestones were achieved. The Company may be required to make additional contingent payments of $5,000 over the next five years based on the achievement of certain milestones. These milestones

                       (IN THOUSANDS, EXCEPT SHARE DATA)

relate to obtaining U.S. Food and Drug Administration clearance to market a new product and achieving certain sales objectives for this product over the next four years. The additional contingent payments will be recorded as goodwill when earned. The purchase method of accounting was applied to this acquisition, and $40,000 of goodwill has been recorded. CMW is a manufacturer of bone cement for orthopaedic implant procedures. CMW net sales and net income are not material to consolidated net sales or consolidated net income.

  On March 11, 1996, the Company acquired all of the outstanding shares of common stock of Orthopedic Technology, Inc. ("DePuy OrthoTech"), a manufacturer of orthopaedic products, primarily for the sports medicine market, in consideration of $46,300 in cash. For the year ended September 30, 1995, DePuy OrthoTech reported net sales of $18,400 and net income of $600 (unaudited). The purchase method of accounting was applied to this acquisition and a total of $41,551 was allocated to goodwill. The acquisition was funded by available internal resources. The operating results of DePuy OrthoTech have been included in the consolidated statements of income from the date of acquisition and are not material to consolidated net sales or consolidated net income.

NOTE 2--ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries as defined in Note 1. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates that are between 20% and 50% owned are carried at cost plus equity in undistributed earnings since acquisition. For periods prior to the reorganization as described in Note 1, the consolidated financial statements have been prepared from the historical accounting records of the consolidated affiliates.

  REVENUE RECOGNITION Revenues from product sales are recognized at the time of shipment to the customer.

  TRANSLATION OF FOREIGN CURRENCY Assets and liabilities of foreign subsidiaries are translated to U.S. dollars using exchange rates in effect as of the balance sheet date. Revenues and expenses are translated using the average exchange rates throughout the period. Translation gains and losses are included in shareholders' equity. Foreign currency transaction gains and losses are included in other income, net, and are not material to the results of operations.

  CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  INVENTORIES Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method. At December 31, inventories consisted of the following:

                                                                 1996     1995
                                                               -------- --------
     Finished products........................................ $122,035 $ 98,887
     Work in process..........................................   10,392    7,656
     Raw materials............................................   18,979   10,023
                                                               -------- --------
                                                               $151,406 $116,566
                                                               ======== ========

  GOODWILL AND OTHER INTANGIBLE ASSETS The Company's acquisitions have generated goodwill. The Company determines the initial amortization period for goodwill based upon an evaluation of criteria which would be indicators of future success of the businesses acquired. Such criteria include, but are not limited to, past and expected profitability and cash flows, customer base, existing and new product offerings, and key contractual relationships. Based upon the evaluations, the Company is amortizing goodwill on a straight-line basis over the periods of expected benefit which range from 5 to 30 years, the majority of which is over a period

                       (IN THOUSANDS, EXCEPT SHARE DATA)

of 30 years. Other intangible assets are amortized over their estimated useful lives ranging from one to three years. The Company assesses the recoverability of long-lived assets including goodwill and other intangible assets whenever adverse events or changes in circumstances or business climate indicate that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets, including goodwill, based on the expected discounted cash flows or market prices. Expected cash flows are discounted at a rate commensurate with the risk involved.

  PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are reported at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which generally range from 10 to 40 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, any related gain or loss is credited or charged to other income, net. Depreciation expense of $15,800, $12,400 and $11,600 was recorded in 1996, 1995 and 1994, respectively. At December 31, property, plant and equipment consisted of the following:

                                                               1996      1995
                                                             --------  --------
     Land................................................... $  2,035  $  1,918
     Buildings and improvements.............................   43,729    37,037
     Machinery and equipment................................  130,582   108,507
                                                             --------  --------
                                                              176,346   147,462
     Less allowance for depreciation........................  (86,745)  (70,779)
                                                             --------  --------
                                                             $ 89,601  $ 76,683
                                                             ========  ========

  The Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121) in 1996. The adoption of FAS 121 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

  FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK The Company uses forward exchange contracts to manage its exposure to fluctuating foreign currency exchange rates. All of the Company's forward exchange contracts are with Corange International Limited ("CIL"), a related affiliate. Gains or losses on these contracts are recognized in the basis of the transaction being hedged.

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivables. The risk is limited due to the large number and types of entities comprising the Company's customer base and their dispersion across many geographic regions. At December 31, 1996, the Company had no significant concentrations of credit risk.

  RISK AND UNCERTAINTIES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  SHAREHOLDER'S NET INVESTMENT Prior to the reorganization, the Company participated in a centralized cash management system for all of its U.S. operations through an affiliate. Substantially all cash receipts and disbursements were processed through CUSHI and the Company was charged or credited for the net of cash

                       (IN THOUSANDS, EXCEPT SHARE DATA)

receipts, cash disbursements, and other CUSHI allocated charges each month. The net effect of this monthly activity was charged or credited to shareholder's net investment.

  INCOME TAXES Income taxes are accounted for in accordance with Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (FAS 109) and have been computed on the separate return method. The current provision for income taxes is computed on the pretax income of the consolidated entities located within each taxing country based upon the tax law in effect during the respective period. Deferred income taxes result from the future tax consequences associated with temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial accounting purposes. Incremental U.S. income taxes have not been provided on the cumulative undistributed earnings of the foreign subsidiaries totaling $46,969 as of December 31, 1996. These earnings, which reflect full provision for non-U.S. income taxes, are expected to be reinvested indefinitely in non-U.S. operations or to be remitted substantially free of additional tax due to the availability of foreign tax credits.

  STOCK-BASED COMPENSATION In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Had the fair value based method proposed by FAS 123 been adopted, it would not have had a material effect on the Company's financial position or results of operations.

  UNAUDITED PRO FORMA NET INCOME PER SHARE Prior to the reorganization described in Note 1, the Company was not a legal entity and did not have a separately identifiable pool of capital. Accordingly, historical per share data has been omitted from the consolidated financial statements. Pro forma net income per share for 1996 is based on historical net income and pro forma weighted average shares outstanding giving effect to the shares outstanding after the reorganization and the additional shares and common stock equivalents issued through, or in connection with, the Initial Public Offering. Pro forma net income per share for 1995 was based on historical net income and the number of shares of common stock which were outstanding after the reorganization.

  RECLASSIFICATIONS Certain reclassifications have been made for prior years presented in the financial statements to conform to the classifications adopted in 1996.

NOTE 3--INVESTMENT IN AFFILIATE

  The Company has a 50% investment interest in a joint venture with E.I. DuPont de Nemours and Company for the purpose of sharing in the production and sale of advanced technologies, primarily in North American countries. The Company received pretax distributions of $3,538, $5,264 and $5,138 from this venture in 1996, 1995 and 1994, respectively. This investment is reported using the equity method as described in Note 2.

NOTE 4--RELATED PARTY TRANSACTIONS

  The Company recorded amounts (payable to) receivable from affiliates, net, of $(709) and $24,265 at December 31, 1996 and 1995, respectively. The balance at December 31, 1995, includes advances to an affiliate of $21,921, which was repaid during the first quarter of 1996. The remaining balances represent advances between affiliated companies for transactions incurred in the normal course of business. In addition, the Company obtained financing from affiliated entities as described in Note 6 and participated in a centralized cash management system described in Note 2. Related party transactions are also disclosed concerning forward exchange contracts, income taxes, and employee benefit plans in Notes 2, 5, 11, 13 and 14.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


  The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of the Parent and may not be indicative of actual results of the Company under other ownership. Management believes that the consolidated statements of income include a reasonable allocation of administrative expenses incurred by CUSHI on behalf of the Company prior to its reorganization as described in Note 1. The allocations of administrative expenses were based upon actual time and expenses incurred totaling $674, $779 and $739 in 1996, 1995 and 1994, respectively.

  Beginning in 1994, the Company is insured for product liability through an affiliated captive insurance company, Bellago Insurance Limited of Hamilton Bermuda ("Bellago"), for $2,000 per occurrence, $5,000 per group of related claims and $10,000 in the aggregate. Excess claims are insured through commercial carriers. Insurance premiums of $2,100, $1,900 and $556 were paid to Bellago in 1996, 1995 and 1994, respectively.

  In 1992, the Company entered into an oral arrangement with BMC to fund research in the area of orthobiologics. Total expenses incurred related to this arrangement were $707, $638 and $506 for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 5--INCOME TAXES

  The Company accounts for income taxes in accordance with the provisions of FAS 109. This standard requires, among other things, recognition of future tax expense or benefits, measured by enacted tax rates attributable to temporary differences between financial reporting and income tax bases of assets and liabilities, and net operating loss carryforwards, to the extent that realization of such benefits is more likely than not.

  The Company's domestic operations have been members of a U.S. group filing a consolidated federal corporation income tax return with other affiliated companies. The group has had no tax sharing or allocation agreement and taxes have been allocated on a separate company basis. The Company has entered into a tax indemnity agreement with the Parent that limits the Company's liability for taxes to those arising out of the Company's operations. Prior to the reorganization, CUSHI had been responsible for remitting all federal and state income tax payments for all members of the group. Therefore, while the Company had not actually made payments of federal or state taxes prior to the reorganization referred to in Note 1, it was assumed that the Company paid 90% of its current federal and state provision during the year and the remaining 10% prior to the filing of its U.S. tax returns in the subsequent year. Total income taxes paid, including actual and assumed payments, were $78,855, $71,852 and $64,273 in 1996, 1995 and 1994, respectively.

  Earnings from operations before income taxes, minority interest and equity in earnings of unconsolidated affiliate were as follows:

                                                       1996     1995     1994
                                                     -------- -------- --------
     United States.................................. $139,392 $124,443 $113,386
     International..................................   45,630   40,833   36,879
                                                     -------- -------- --------
       Total earnings before taxes.................. $185,022 $165,276 $150,265
                                                     ======== ======== ========

                       (IN THOUSANDS, EXCEPT SHARE DATA)


  The provisions for income taxes are summarized as follows:

                                                       1996     1995     1994
                                                      -------  -------  -------
     Current:
       Federal....................................... $48,507  $48,303  $42,410
       International.................................  22,535   21,647   19,128
       State.........................................  10,364    8,425    8,758
                                                      -------  -------  -------
                                                       81,406   78,375   70,296
                                                      -------  -------  -------
     Deferred:
       Federal.......................................  (4,170)  (3,658)  (6,542)
       International.................................   1,644   (1,497)   2,922
       State.........................................    (191)    (513)    (918)
                                                      -------  -------  -------
                                                       (2,717)  (5,668)  (4,538)
                                                      -------  -------  -------
     Income tax expense.............................. $78,689  $72,707  $65,758
                                                      =======  =======  =======

  A reconciliation of the effective income tax rate follows:

                                                               1996  1995  1994
                                                               ----  ----  ----
     United States federal tax rate........................... 35.0% 35.0% 35.0%
     Add (deduct):
       Effect of international operations.....................  2.4   2.4   1.6
       State taxes, net of federal tax benefit................  3.6   3.1   3.4
       Impact of nondeductible goodwill.......................  1.7   2.8   3.0
       Other, net.............................................  (.2)   .7    .8
                                                               ----  ----  ----
     Effective income tax rate................................ 42.5% 44.0% 43.8%
                                                               ====  ====  ====

  Significant components of the Company's deferred tax assets and liabilities are comprised of the following at December 31:

                                                              1996      1995
                                                            --------  --------
     Deferred tax assets:
       Inventory........................................... $  7,405  $  7,271
       Profit in inventory.................................   15,269    10,597
       Royalties...........................................    2,224     2,753
       Amortization other than goodwill....................   10,006     3,942
       Deferred compensation...............................    9,391     7,845
       Net operating losses................................    2,108       --
       Other...............................................    5,084     5,938
       Valuation allowances................................   (2,754)     (902)
                                                            --------  --------
         Net deferred tax assets........................... $ 48,733  $ 37,444
                                                            --------  --------
     Deferred tax liabilities:
       Depreciation........................................ $(18,601) $(12,497)
       Other...............................................   (1,343)     (381)
                                                            --------  --------
         Net deferred tax liabilities...................... $(19,944) $(12,878)
                                                            ========  ========

                       (IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 6--LINES OF CREDIT AND LONG-TERM DEBT

  At December 31, 1996, the Company had lines of credit with affiliated finance companies totaling $68,427, of which $45,708 has been used. The Company also had a line of credit with an external bank amounting to $10,000 which has not been utilized. No compensating balances are required or maintained.

  The Company has outstanding borrowings as follows:

                                                                 1996    1995
                                                                ------- -------
Short-term debt:
  Borrowings from affiliates, variable interest rates ranging from 4.0% to 11.1%, weighted average interest rate of 6.3%
   (1996) and 8.2% (1995), principal and interest due at
   various maturity dates...................................... $30,295 $31,717
  Short-term bank debt--
    7.00% interest rate, due 1/12/96...........................     --   17,263
    6.37% interest rate, due 6/18/97...........................  11,590     --
    Interest rate varies based upon MIBOR plus 15 basis points,
     due 12/20/97..............................................   2,506     --
    5.25% interest rate, due 3/27/97...........................   2,177     --
  Other bank debt, interest rates ranging from 7.5% to 7.66%,
   principal and interest due at various maturity dates........     729     --
  Acquisition related debt.....................................  10,000     --
  Other debt, variable interest rates ranging from 6.5% to
   8.25%, principal and interest due at various maturity
   dates.......................................................   4,411   3,785
                                                                ------- -------
    Total short-term debt...................................... $61,708 $52,765
                                                                ------- -------
Long-term debt:
  Note payable to affiliate, interest rate varies quarterly
   based upon LIBOR plus 37.5 basis points, due 11/22/99....... $15,413 $38,815
  Note payable, 7.66%, due 12/30/98............................     534     --
  Note payable, 8%, due 12/31/02...............................     --    1,287
  Note payable to affiliate, 3.25%, due 1/1/01.................     --    2,513
  Note payable to affiliate, 8.5%, due 1/1/01..................     --    1,263
  Other debt, variable interest rates ranging from 6.5% to
   8.25%, principal and interest due at various maturity
   dates.......................................................   4,220   4,055
                                                                ------- -------
    Total long-term debt....................................... $20,167 $47,933
                                                                ======= =======

  At December 31, 1996, aggregate maturities of long-term debt are as follows:

       1998............................................................. $ 4,127
       1999.............................................................  15,866
       2000.............................................................     119
       2001.............................................................      51
       2002.............................................................       4

  Acquisition related debt comprises the $10,000 contingency recorded in conjunction with the acquisition of ACE, described in Note 1.

  Interest paid was $5,116, $4,276 and $1,371 for 1996, 1995 and 1994, respectively, including $4,553, $3,638 and $1,214 paid to affiliates in 1996, 1995 and 1994, respectively.

  During 1996, $28,465 of long-term notes payable were paid in advance of their maturity dates to utilize excess cash and reduce future interest expense.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


NOTE 7--LEASES

  The Company is a lessee under a number of cancelable and noncancelable operating leases. Total rental expense was approximately $5,804, $4,153 and $6,023 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rental commitments under noncancelable operating leases are as follows:

                                                               OPERATING CAPITAL
                                                                LEASES   LEASES
                                                               --------- -------
     Year Ending December 31:
       1997...................................................  $ 5,108  $  678
       1998...................................................    4,187     200
       1999...................................................    2,607      90
       2000...................................................    1,941      65
       2001...................................................    1,730      19
       Thereafter.............................................    5,698     --
                                                                -------  ------
     Total minimum lease payments.............................  $21,271  $1,052
                                                                =======  ------
     Less amount representing interest........................               88
                                                                         ------
     Present value of net minimum lease payments..............              964
     Less current portion of capital leases...................              614
                                                                         ------
     Long-term portion of capital leases......................           $  350
                                                                         ======

  Property, plant and equipment at December 31, 1996 and 1995 included $2,568 and $1,083, respectively, of equipment under leases that have been capitalized. Accumulated depreciation for such equipment was $1,593 and $566 at December 31, 1996 and 1995, respectively.

NOTE 8--CONTINGENCIES

  The Company is subject to a number of investigations, lawsuits and claims during the normal course of business. Management does not expect that resulting liabilities beyond provisions already recorded will have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows. The loss provisions recorded have not been reduced for any material amounts of anticipated insurance recoveries.

NOTE 9--STOCK COMPENSATION PLANS

  Effective October 30, 1996, the Company adopted the DePuy, Inc. 1996 Equity Incentive Plan ("Incentive Plan"). Under the Incentive Plan, the Company may grant nonqualified or incentive stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards, phantom stock units or other stock-based awards for the benefit of selected executive personnel, key employees, sales representatives, consultants of the Company and its affiliates, and non-employee directors of the Company.

  The Incentive Plan provides that the aggregate number of shares of the Company's stock which will be available for award to participants will be 9,485,069. The maximum number of shares available for restricted stock awards under the Incentive Plan is 350,000. Subject to the provisions of the Incentive Plan, the term of options awarded in 1996 is 10 years from the date of grant.

  Effective with the Initial Public Offering, 1,249,250 stock options were awarded with an exercise price of $17.50, the Initial Public Offering price. One-third of the options granted in 1996 vest in each of the years 1997, 1998 and 1999. In addition, 85,069 phantom stock units were granted to key personnel, which entitle the holder to one share of common stock for each unit, in settlement of amounts payable under a long-term incentive compensation plan which has been discontinued.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


  A summary of the status of the Incentive Plan as of December 31, 1996 and changes during the year is presented below:

                                                FIXED OPTIONS    PHANTOM STOCK
                                              ------------------ -------------
                                                        WEIGHTED
                                                        AVERAGE
                                                        EXERCISE
                                               SHARES    PRICE      SHARES
                                              --------- -------- -------------
     Outstanding at January 1, 1996..........       --   $  --         --
     Granted................................. 1,249,250   17.50     85,069
     Exercised...............................       --      --         --
     Forfeited...............................       --      --         --
     Expired.................................       --      --         --
                                              ---------  ------     ------
     Outstanding at December 31, 1996........ 1,249,250  $17.50     85,069
     Exercisable at December 31, 1996........       --      --         --
     Available for grant at December 31,
      1996................................... 8,150,750
                                              =========  ======     ======

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996: dividend yield of .75%, expected volatility of 37.34%, risk-free interest rate of 6.18% and an expected life of 6 years. The weighted average remaining contractual life of the options is 9.8 years. The weighted average fair value of options and phantom stock units granted during the year was $7.70 and $17.50, respectively.

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans and no compensation cost was recognized in connection with the issuance of the stock options. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                                          1996
                                                                        --------
       Net income
         As reported................................................... $106,748
         Pro forma..................................................... $106,447
                                                                        ========
       Earnings per share
         As reported................................................... $   1.17
         Pro forma..................................................... $   1.16
                                                                        ========

  The effects of applying FAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

NOTE 10--SHAREHOLDERS' EQUITY

  Prior to the reorganization and Initial Public Offering described in Note 1, the total equity of the Company was recorded as shareholder's net investment. As a result of the reorganization and Initial Public Offering, which was effective October 30, 1996, the Company recorded the par value of the 98,580,000 shares outstanding as $986 of common stock. In addition, certain identifiable components of equity including cumulative translation adjustment, net unrealized appreciation on securities and minimum pension liability adjustment, were capitalized separately as of the date of the offering. The remaining equity of the Company totaling $675,144 was recorded as additional paid-in capital resulting in the liquidation of the shareholder's net investment balance.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


  Retained earnings of $17,108 at December 31, 1996, represents the net income of the Company subsequent to the effective date of the Initial Public Offering.

NOTE 11--EMPLOYEE PENSION PLANS AND OTHER BENEFIT PLANS

  Eligible Company employees participate in a noncontributory defined contribution plan, sponsored by CUSHI prior to the reorganization, which covers substantially all non-union employees of the Company in the United States. This plan provides for targeted benefits based on the employee's average compensation in the years preceding retirement. In general, the Company's policy is to contribute actuarially determined amounts that are sufficient to meet projected benefit payment requirements. Pension expense for this plan was $967, $898 and $693 for 1996, 1995 and 1994, respectively, and was allocated based on the ratio of the target benefits for the Company's participants relative to the total target benefits for all participants of the plan.

  Employees of international subsidiaries are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes. Assets of the plans are comprised primarily of equity securities. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on legal requirements, tax considerations and local practices. Pension expense for the most significant of these international plans was $1,312, $1,476 and $1,032 for 1996, 1995 and 1994, respectively.

  The following assumptions were made to develop net periodic benefit obligations for the international defined benefit plan for 1996, 1995 and 1994:

                                                               1996  1995  1994
                                                               ----  ----  ----
     Expected long-term rate of return........................ 9.0%  9.0%  9.0%
                                                               ===   ===   ===
     Weighted average discount rate........................... 9.0%  9.0%  9.0%
                                                               ===   ===   ===
     Rate of increase in compensation levels.................. 7.0%  7.0%  7.0%
                                                               ===   ===   ===

  The U.S. operating division also has a noncontributory defined benefit pension plan which covers substantially all of the Company's union employees who meet eligibility requirements. This plan generally provides pension benefits based on the employee's years of service with normal retirement at age 65. Pension expense for this plan was $380, $381 and $405 for 1996, 1995 and 1994, respectively.

  The following table provides the assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations for the U.S. defined benefit plan:

                                                               1996  1995  1994
                                                               ----  ----  ----
     Expected long-term rate of return on plan assets......... 7.5%  7.5%  7.75%
                                                               ===   ===   ====
     Weighted average discount rate........................... 7.0%  7.0%  7.00%
                                                               ===   ===   ====

  The Company recorded a pension liability as required by Financial Accounting Standards Board Statement No. 87, "Employers' Accounting for Pensions" (FAS
87), representing the amount by which the actuarial present value of the accumulated benefit obligation exceeds the fair value of the plan's assets. A corresponding amount is recognized as an intangible asset to the extent of the unamortized prior service cost and transition obligation. The excess is charged directly to shareholders' equity.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


  The amounts recorded at December 31, 1996 and 1995 are as follows:

                                   DECEMBER 31, 1996       DECEMBER 31, 1995
                                ----------------------- -----------------------
                                ACCUMULATED   ASSETS    ACCUMULATED   ASSETS
                                 BENEFITS     EXCEED     BENEFITS     EXCEED
                                  EXCEED    ACCUMULATED   EXCEED    ACCUMULATED
                                  ASSETS     BENEFITS     ASSETS     BENEFITS
                                ----------- ----------- ----------- -----------
Actuarial present value of ac-
 cumulated benefit obligation:
  Vested......................    $(3,321)   $(19,798)    $(2,793)   $(15,617)
  Non-vested..................       (489)        --         (589)        --
                                  -------    --------     -------    --------
                                   (3,810)    (19,798)     (3,382)    (15,617)
Effect of projected future
 salary increases.............        --       (4,533)        --       (3,574)
                                  -------    --------     -------    --------
Projected benefit obligation..     (3,810)    (24,331)     (3,382)    (19,191)
Plan assets at fair value.....      2,809      30,411       2,475      25,044
                                  -------    --------     -------    --------
Projected benefit obligation
 (in excess of) or less than
 plan assets..................     (1,001)      6,080        (907)      5,853
Unamortized transition asset..        (13)     (4,658)        (15)     (4,488)
Unrecognized net actuarial
 losses (gains)...............        249        (168)         39        (752)
Unrecognized prior service
 costs........................        737         --          806         --
Adjustment to recognized mini-
 mum liability................       (973)        --         (830)        --
                                  -------    --------     -------    --------
Net (pension liability) pre-
 paid pension cost recognized
 in the consolidated balance
 sheets.......................    $(1,001)   $  1,254     $  (907)   $    613
                                  =======    ========     =======    ========
Amount reflected as an intan-
 gible asset..................    $  (737)   $    --      $  (806)   $    --
                                  =======    ========     =======    ========
Amount reflected as a minimum
 pension liability adjust-
 ment.........................    $  (236)   $    --      $   (24)   $    --
                                  =======    ========     =======    ========

  The Company participates in a 401(k) plan for non-union employees of its domestic operations. The Company made contributions under this plan of $1,511, $1,250 and $1,017 in 1996, 1995 and 1994, respectively.

  The Company's senior management participates in a supplemental retirement plan sponsored by the Company. The benefits under the plan are based on the participants' salary at their retirement date adjusted by the total of retirement income to be received by the participants from other sources. Expense for this plan was $806, $763 and $515 for 1996, 1995 and 1994, respectively.

NOTE 12--POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

  Certain domestic subsidiaries of the Company sponsor unfunded postretirement healthcare benefit plans that cover either salaried or union employees. In general, the Company pays a defined portion of an eligible retiree's healthcare premium. The plans are contributory based on years of service, with contributions adjusted annually. Net periodic postretirement benefits cost includes the following components:

                                                                1996 1995 1994
                                                                ---- ---- ----
     Benefits cost for service during the year and other....... $505 $305 $426
     Interest cost on accumulated postretirement benefit obli-
      gation...................................................  490  409  403
                                                                ---- ---- ----
     Net periodic postretirement benefit cost.................. $995 $714 $829
                                                                ==== ==== ====

                       (IN THOUSANDS, EXCEPT SHARE DATA)


  The accrued postretirement benefit obligation recorded at December 31, 1996 and 1995 is as follows:

                                                                   1996   1995
                                                                  ------ ------
     Accumulated postretirement benefit obligation:
       Retirees.................................................. $1,751 $  782
       Fully eligible active plan participants...................    279    317
       Other active plan participants............................  6,703  6,194
                                                                  ------ ------
     Total accumulated postretirement benefit obligation.........  8,733  7,293
     Unrecognized net actuarial gains............................  1,157  1,313
                                                                  ------ ------
     Accrued postretirement benefit obligation................... $9,890 $8,606
                                                                  ====== ======

  Expenditures for these benefits during 1996, 1995 and 1994 were immaterial.

  The assumed healthcare cost trend rates used to measure the expected cost of benefits for 1996 ranged from 9.0% for a post-65 retiree to 12.0% for a pre-65 retiree and for 1995 ranged from 9.3% for a post-65 retiree to 12.7% for a pre-65 retiree. The healthcare trend rates are assumed to decrease ratably over a 10 year period down to 6.0%. An increase in this annual trend rate of 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 1996 by $1,781 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by approximately $320.

  The weighted average discount rate used to measure the accumulated postretirement benefit obligation as of December 31, 1996 and 1995, was 7.0% and 6.75%, respectively.

NOTE 13--DERIVATIVE FINANCIAL INSTRUMENTS

  Foreign Exchange Risk Management The Company uses forward exchange contracts to manage its global foreign exchange exposure. The forward contracts serve primarily to hedge nonfunctional currency denominated transactions and commitments for the purchase of inventory within the Company and with affiliates expected to occur within the year. Such contracts are with CIL, a related affiliate. The Company does not hold or issue derivative financial instruments for trading purposes or use leveraged derivatives in its financial management program. The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate nonperformance by its counterparty. The notional amounts of the Company's forward contracts at December 31, 1996 and 1995 were $136,636 and $134,734, respectively. The Company's domestic and international operations are committed, under terms of the forward contracts, to purchase the following currencies:

                                                                   1996    1995
                                                                  ------- ------
       U.S. Dollars.............................................. 132,495 81,571
                                                                  ======= ======
       British Pounds............................................      88 29,690
                                                                  ======= ======
       French Francs.............................................  12,424  9,575
                                                                  ======= ======
       Deutsche Marks............................................   2,508  5,985
                                                                  ======= ======
       Swiss Francs..............................................     500  1,078
                                                                  ======= ======

  Concentrations of Credit Risk Concentrations of credit risk may arise due to financial instruments existing for groups of customers or counterparties having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company anticipates, however, that counterparties will be able to satisfy fully their obligations under the

                       (IN THOUSANDS, EXCEPT SHARE DATA)

contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparty.

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995. Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments" (FAS 107), defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties:

                                                     1996             1995
                                               ---------------- ----------------
                                               CARRYING  FAIR   CARRYING  FAIR
                                                AMOUNT   VALUE   AMOUNT   VALUE
                                               -------- ------- -------- -------
     Nonderivatives:
       Long-term debt......................... $20,167  $20,227 $47,933  $47,638
                                               -------  ------- -------  -------
     Derivatives:
       Forward contracts...................... $   --   $ 2,986 $   --   $ 5,094
                                               =======  ======= =======  =======

  The fair value of the long-term debt is estimated by discounting expected cash flows at the rates likely to be offered to the Company for debt of the same remaining maturities. The fair value of the forward contracts comprised solely of contracts with CIL, a related affiliate, represents the amount of hedging gain (or loss) deferred and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on dealer quotes. All other nonderivative financial instruments approximate fair value.

NOTE 15--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in one dominant industry segment which includes the manufacturing and marketing of joint and spinal implants, surgical instruments, trauma products and sports medicine soft goods used primarily by orthopaedic medical specialists in both surgical and nonsurgical therapies.

                       (IN THOUSANDS, EXCEPT SHARE DATA)


  Net sales, operating income and identifiable assets by geographic area are presented in the table following.

                                                       1996
                         ------------------------------------------------------------------
                         UNITED STATES ASIA/PACIFIC  EUROPE   OTHER   ELIMINATIONS  TOTAL
                         ------------- ------------ -------- -------  ------------ --------
Sales to unaffiliated
 customers..............  $  408,919     $79,093    $186,802 $22,459   $     --    $697,273
Sales to affiliated
 customers..............      72,753         629      56,588     --     (129,970)       --
                          ----------     -------    -------- -------   ---------   --------
  Total sales...........  $  481,672     $79,722    $243,390 $22,459   $(129,970)  $697,273
                          ----------     -------    -------- -------   ---------   --------
Operating income
 (loss).................  $  141,616     $18,389    $ 40,304 $(1,833)  $ (10,973)  $187,503
                          ----------     -------    -------- -------   ---------   --------
Identifiable assets.....  $1,071,153     $62,829    $362,732 $25,086   $(613,423)  $908,377
                          ==========     =======    ======== =======   =========   ========
                                                       1995
                         ------------------------------------------------------------------
                         UNITED STATES ASIA/PACIFIC  EUROPE   OTHER   ELIMINATIONS  TOTAL
                         ------------- ------------ -------- -------  ------------ --------
Sales to unaffiliated
 customers..............  $  377,264     $71,549    $166,652 $21,096   $     --    $636,561
Sales to affiliated
 customers..............      54,695         982      40,416      26     (96,119)       --
                          ----------     -------    -------- -------   ---------   --------
  Total sales...........  $  431,959     $72,531    $207,068 $21,122   $ (96,119)  $636,561
                          ----------     -------    -------- -------   ---------   --------
Operating income
 (loss).................  $  132,737     $20,710    $ 25,972 $  (931)  $  (8,165)  $170,323
                          ----------     -------    -------- -------   ---------   --------
Identifiable assets.....  $  309,439     $54,940    $355,800 $18,410   $(115,339)  $623,250
                          ==========     =======    ======== =======   =========   ========
                                                       1994
                         ------------------------------------------------------------------
                         UNITED STATES ASIA/PACIFIC  EUROPE   OTHER   ELIMINATIONS  TOTAL
                         ------------- ------------ -------- -------  ------------ --------
Sales to unaffiliated
 customers..............  $  358,840     $55,206    $125,068 $12,659   $     --    $551,773
Sales to affiliated
 customers..............      45,226         --       27,796     --      (73,022)       --
                          ----------     -------    -------- -------   ---------   --------
  Total sales...........  $  404,066     $55,206    $152,864 $12,659   $ (73,022)  $551,773
                          ----------     -------    -------- -------   ---------   --------
Operating income
 (loss).................  $  119,053     $16,816    $ 24,863 $   353   $  (9,959)  $151,126
                          ----------     -------    -------- -------   ---------   --------
Identifiable assets.....  $  298,854     $39,635    $314,426 $16,154   $(101,541)  $567,528
                          ==========     =======    ======== =======   =========   ========

  Intercompany transfers are made at negotiated prices which include profit margin.

  For the years ended December 31, 1996, 1995 and 1994, there were no customers which accounted for 10% or more of the Company's sales.

  Sales to unaffiliated customers based on customer location were as follows:

                                                       1996     1995     1994
                                                     -------- -------- --------
     United States.................................. $373,771 $349,909 $333,310
     Europe.........................................  186,053  172,189  132,794
     Asia/Pacific...................................  106,971   90,595   68,297
     Other regions..................................   30,478   23,868   17,372
                                                     -------- -------- --------
       Total sales to unaffiliated customers........ $697,273 $636,561 $551,773
                                                     ======== ======== ========

NOTE 16--SUBSEQUENT EVENTS

  The Company will adopt, effective January 1, 1997, subject to shareholder approval, the DePuy, Inc. Employee Stock Option/Purchase Plan ("the Stock Purchase Plan") for purposes of providing the employees of the Company with an opportunity to participate in equity ownership of the Company by purchasing stock of the Company at a discount. The maximum aggregate number of shares to be issued under the Stock Purchase Plan

                       (IN THOUSANDS, EXCEPT SHARE DATA)

will be 600,000. The committee administering the Stock Purchase Plan will determine the maximum number of shares to be issued during each annual period, except that the maximum number of shares to be issued during the 1997 annual period will be 150,000. All employees who have completed 90 days of employment with the Company are eligible to participate in offerings under the Stock Purchase Plan. In order to participate, an eligible employee must authorize a payroll deduction at a rate of 1% to 10% of base pay, which deductions are credited to the participant's plan account. The option price of the stock under the Stock Purchase Plan is 85% of the lower of the fair market value of the stock on the offering commencement date or the termination date.

  UNAUDITED SUBSEQUENT EVENT On February 28, 1997, the Company entered into an agreement to purchase 89.6% of the shares of Landanger-Camus ("Landanger") or 1,939,452 shares which are currently held by members of the Landanger family and certain minority shareholders. The purchase price has not yet been finalized but approximates $145 million (translated at the February 28, 1997 exchange rate of 5.7), subject to certain adjustments including changes resulting from the audit of the net asset value of Landanger. The purchase agreement is subject to a number of conditions, including receipt of necessary regulatory approvals. Upon satisfaction of such conditions, the purchase will be followed by a tender offer to purchase the remaining 10.4% shares owned by minority shareholders. Landanger, headquartered in France, is a manufacturer of hip implants and a distributor of orthopaedic devices and supplies. For the year ended August 31, 1996, Landanger reported sales of $99.5 million and net income of $8.0 million (unaudited and translated at the average exchange rate of 5.0 for the fiscal year).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DePuy, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 45 present fairly, in all material respects, the financial position of DePuy, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP

Indianapolis, Indiana
February 21, 1997

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required to be provided under Item 10 with respect to the Company's Executive Officers is included in Part I hereof under Item 4. The material set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 through 5 and page 13 of the Company's Proxy Statement for its Annual Meeting to be held on May 1, 1997 is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The material set forth under the heading "Executive Compensation" on pages 6 through 15 of the Company's Proxy Statement for its Annual Meeting to be held on May 1, 1997 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The material set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 3 of the Company's Proxy Statement for its Annual Meeting to be held on May 1, 1997 is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The material set forth under the heading "Certain Relationships and Related Transactions" on pages 32 through 33 of the Company's Proxy Statement for its Annual Meeting to be held on May 1, 1997 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

   (1) Financial Statements:

       Consolidated Statements of Income for the three years ended December 31, 1996

       Consolidated Balance Sheets as of December 31, 1996 and 1995

       Consolidated Statements of Cash Flows for the three years ended December 31, 1996

       Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1996

       Notes to Consolidated Financial Statements

       Report of Independent Accountants

   (2) Financial Statement Schedules:

       II Valuation and Qualifying Accounts for the three years ended December 31, 1996

  (b) Reports on Form 8-K.

    None.

  (c) Exhibits.

   3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

   3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.1 Employment Agreement, dated May 1, 1996, between Jim Lent and DePuy Inc., incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.2 Employment Agreement, dated July 13, 1992, between Michael J. Dormer and DePuy Inc., incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.3 Employment Agreement, dated May 1, 1996, between Michael J. Dormer and DePuy International Limited, incorporated by reference to Exhibit
        10.3 of the Company's Registration Statement on Form S-1
        (Registration No. 333-09345).

  10.4 Employment Agreement, dated May 1, 1996, between R. Michael McCaffrey and DePuy Inc., incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.5 Employment Agreement, dated May 1, 1996, between William E. Tidmore and DePuy Inc., incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.6 Employment Agreement, dated May 1, 1996, between Robert E. Morel and DePuy Inc., incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.7 Employment Agreement, dated May 1, 1996, between Steve L. Artusi and DePuy Inc., incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.8 Employment Agreement, dated May 1, 1996, between Thomas J. Oberhausen and DePuy Inc., incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.9 Employment Agreement, dated May 1, 1996, between G. Taylor Seward and DePuy Inc., incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.10 DePuy, Inc. 1996 Equity Incentive Plan.


  10.11 DePuy, Inc. Employee Stock Option/Purchase Plan.


  10.12 DePuy, Inc. Senior Executive Incentive Compensation Plan.


  10.13 Corange Limited Incentive and Performance Plan--Executive
        Remuneration, incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.14 DePuy, Inc. and DePuy International Limited Orthopaedic Extra-Compensation Opportunity, incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.15 DePuy, Inc. Supplemental Retirement Plan (Plan No. 1) (As Amended and Restated Effective as of October 1, 1996).


  10.16 DePuy, Inc. Supplemental Retirement Plan (Plan No. 2) (As Amended and Restated Effective as of October 1, 1996).


  10.17 Trust Deed, dated July 1, 1993, between DePuy International Limited and George Taylor Seward and Others, incorporated by reference to
        Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.18 Deed of Appointment and Retirement for the DePuy Executive Retirement Benefits Scheme, dated January 23, 1996, between DePuy International Limited and George Taylor Seward and Others, incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.19 DePuy, Inc. 1996 Incentive Planning and Special Recognition Program, incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.20 DePuy, Inc. Excess Retirement Plan (As Amended and in Effect as of October 1, 1996).


  10.21 Tax Allocation and Indemnity Agreement, dated October 30, 1996, between the Company, Boehringer Mannheim Corporation and Corange Limited.


  10.22 Registration Rights Agreement, dated October 30, 1996, between Corange Limited, Corange International Limited, Corange International Holdings B.V., Pharminvest S.A., and the Company.


  10.23 Second License Agreement, dated July 24, 1979, by and between Biomedical Engineering Corp. and DePuy Division of Bio-Dynamics, Inc., incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.24 Amendment to Second License Agreement, dated March 25, 1985, by and between Biomedical Engineering Trust and DePuy, Division of Boehringer Mannheim Corporation, incorporated by reference to Exhibit
        10.15 of the Company's Registration Statement on Form S-1
        (Registration No. 333-09345).*


  10.25 Purchase Agreement, dated June 1, 1995, by and between Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to
        Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.26 Letter Agreement, dated July 3, 1995, by and between Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to
        Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.27 Purchase Agreement, dated August 15, 1995, by and between
        Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.28 Purchase Agreement, dated June 15, 1995, by and between Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to
        Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.29 Joint Venture Agreement, dated February 4, 1993, by and among DePuy Inc., Biedermann Motech GmbH and Lutz Biedermann, incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  11.1  Statement re Computation of Per Share Earnings.

  21.1  Subsidiaries of the Registrant.

  23.1  Consent of Price Waterhouse LLP.

  27.1  Financial Data Schedule.

--------
* Confidential portions omitted and filed separately with the Securities and Exchange Commission.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNDER DULY AUTHORIZED.

                                          DePuy, Inc.

March 28, 1997                            By:        /s/ James A. Lent
                                             ----------------------------------
                                                       JAMES A. LENT
                                               CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE


          /s/ James A. Lent            Chairman and Chief       March 28, 1997
_____________________________________   Executive Officer
            JAMES A. LENT

      /s/ Thomas J. Oberhausen         Senior Vice              March 28, 1997
_____________________________________   President and Chief
        THOMAS J. OBERHAUSEN            Financial and
                                        Accounting Officer

       /s/ Richard C. Bolesky          Director                 March 28, 1997
_____________________________________
         RICHARD C. BOLESKY

      /s/ Richard A. Gilleland         Director                 March 28, 1997
_____________________________________
        RICHARD A. GILLELAND

         /s/ Gerald C. Hanes           Director                 March 28, 1997
_____________________________________
           GERALD C. HANES

         /s/ M.L. Lowenkron            Director                 March 28, 1997
_____________________________________
           M.L. LOWENKRON

                                       Director                 March   , 1997
_____________________________________
          ROBERT VOLZ, M.D.

        /s/ Anthony Williams           Director                 March 28, 1997
_____________________________________
          ANTHONY WILLIAMS

                                                                     SCHEDULE II

                                  DEPUY, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

DESCRIPTION                               ADDITIONS
-----------                         ----------------------
                                                           DEDUCTIONS
                         BALANCE AT CHARGED TO CHARGED TO  BAD DEBTS  BALANCE AT
                         BEGINNING  COSTS AND     OTHER     WRITTEN     END OF
                         OF PERIOD   EXPENSES  ACCOUNTS(A)    OFF       PERIOD
                         ---------- ---------- ----------- ---------- ----------
Allowance for doubtful
 accounts:
For the year ended
 December 31, 1996......   $6,628     $2,973      $466      $(1,533)    $8,534
For the year ended
 December 31, 1995......    5,677      1,863         9         (921)     6,628
For the year ended
 December 31, 1994......    4,004      1,927         9         (263)     5,677
Deferred tax valuation
 allowances:
For the year ended
 December 31, 1996......   $  902     $1,852      $--       $   --      $2,754
For the year ended
 December 31, 1995......      333        569       --           --         902
For the year ended
 December 31, 1994......      --         333       --           --         333

--------
(a) Recovery of amounts previously written off.

                                 EXHIBIT INDEX

 EXHIBIT NO.                       DESCRIPTION

   3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

   3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.1 Employment Agreement, dated May 1, 1996, between Jim Lent and DePuy Inc., incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.2 Employment Agreement, dated July 13, 1992, between Michael J. Dormer and DePuy Inc., incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.3 Employment Agreement, dated May 1, 1996, between Michael J. Dormer and DePuy International Limited, incorporated by reference to Exhibit
        10.3 of the Company's Registration Statement on Form S-1
        (Registration No. 333-09345).

  10.4 Employment Agreement, dated May 1, 1996, between R. Michael McCaffrey and DePuy Inc., incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.5 Employment Agreement, dated May 1, 1996, between William E. Tidmore and DePuy Inc., incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.6 Employment Agreement, dated May 1, 1996, between Robert E. Morel and DePuy Inc., incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.7 Employment Agreement, dated May 1, 1996, between Steve L. Artusi and DePuy Inc., incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.8 Employment Agreement, dated May 1, 1996, between Thomas J. Oberhausen and DePuy Inc., incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.9 Employment Agreement, dated May 1, 1996, between G. Taylor Seward and DePuy Inc., incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.10 DePuy, Inc. 1996 Equity Incentive Plan.


  10.11 DePuy, Inc. Employee Stock Option/Purchase Plan.


  10.12 DePuy, Inc. Senior Executive Incentive Compensation Plan.


  10.13 Corange Limited Incentive and Performance Plan--Executive
        Remuneration, incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.14 DePuy, Inc. and DePuy International Limited Orthopaedic Extra-Compensation Opportunity, incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.15 DePuy, Inc. Supplemental Retirement Plan (Plan No. 1) (As Amended and Restated Effective as of October 1, 1996).

  10.16 DePuy, Inc. Supplemental Retirement Plan (Plan No. 2) (As Amended and Restated Effective as of October 1, 1996).


  10.17 Trust Deed, dated July 1, 1993, between DePuy International Limited and George Taylor Seward and Others, incorporated by reference to
        Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.18 Deed of Appointment and Retirement for the DePuy Executive Retirement Benefits Scheme, dated January 23, 1996, between DePuy International Limited and George Taylor Seward and Others, incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.19 DePuy, Inc. 1996 Incentive Planning and Special Recognition Program, incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).


  10.20 DePuy, Inc. Excess Retirement Plan (As Amended and in Effect as of October 1, 1996).


  10.21 Tax Allocation and Indemnity Agreement, dated October 30, 1996, between the Company, Boehringer Mannheim Corporation and Corange Limited.


  10.22 Registration Rights Agreement, dated October 30, 1996, between Corange Limited, Corange International Limited, Corange International Holdings B.V., Pharminvest S.A., and the Company.


  10.23 Second License Agreement, dated July 24, 1979, by and between Biomedical Engineering Corp. and DePuy Division of Bio-Dynamics, Inc, incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.24 Amendment to Second License Agreement, dated March 25, 1985, by and between Biomedical Engineering Trust and DePuy, Division of Boehringer Mannheim Corporation, incorporated by reference to Exhibit
        10.15 of the Company's Registration Statement on Form S-1
        (Registration No. 333-09345).*


  10.25 Purchase Agreement, dated June 1, 1995, by and between Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to
        Exhibit 10.16 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.26 Letter Agreement, dated July 3, 1995, by and between Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to
        Exhibit 10.17 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.27 Purchase Agreement, dated August 15, 1995, by and between
        Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.28 Purchase Agreement, dated June 15, 1995, by and between Columbia/HCA Healthcare Corporation and DePuy Inc., incorporated by reference to
        Exhibit 10.19 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  10.29 Joint Venture Agreement, dated February 4, 1993, by and among DePuy Inc., Biedermann Motech GmbH and Lutz Biedermann, incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*


  11.1  Statement re Computation of Per Share Earnings.

  21.1  Subsidiaries of the Registrant.

  23.1  Consent of Price Waterhouse LLP.

  27.1  Financial Data Schedule.
--------
* Confidential portions omitted and filed separately with the Securities and Exchange Commission.