Form 10-Q
period 1997-03-31
DEPUY INC
filed 1997-05-14
CIK 1019900

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________________ to _________________


                       Commission file number:  001-12229

                                  DEPUY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                                      35-1989795
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification No.)

       700 ORTHOPAEDIC DRIVE, WARSAW, INDIANA                                     46581-0988
      (Address of Principal Executive Offices)                                    (Zip Code)

     Registrant's Telephone Number, Including Area Code:                        (219) 267-8143

          Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   x      No
        -------     -------

          The number of shares of Common Stock, par value $.01 per share, outstanding as of May 14, 1997 was 98,580,000.

 PART I - FINANCIAL INFORMATION
 Item I - Financial Statements

                                  DEPUY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          (Unaudited)
                                                                           March 31,     December 31,
                                                                             1997           1996*
                                                                         -------------  -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents.......................................           $   214,279    $   209,387
Short-term investments..........................................                19,135          4,640
Accounts receivable, net of
allowances of
$7,337 (1997) and $8,534 (1996).................................               130,644        126,465
Inventories at lower of cost or market..........................               153,608        151,406
Deferred income taxes...........................................                30,957         29,366
Prepaid expenses and other current assets.......................                24,400         25,455
                                                                           -----------    -----------
                                   Total current assets.........               573,023        546,719
                                                                           -----------    -----------

NONCURRENT ASSETS
Goodwill, net of accumulated amortization of
$78,977 (1997) and $78,373 (1996)...............................               231,458        238,233
Other intangible assets, net of accumulated amortization of
$810 (1997) and $698 (1996).....................................                 1,689          1,894
Deferred income taxes...........................................                18,655         18,348
Investment in affiliate.........................................                 3,441          2,648
Other assets....................................................                 9,937         10,934
                                                                           -----------    -----------
                                                                               265,180        272,057
Property, plant and equipment, net..............................                86,815         89,601
                                                                           -----------    -----------
                                   Total assets.................           $   925,018    $   908,377
                                                                           ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt payable to affiliates...........................           $    19,478    $    30,295
Short-term debt.................................................                21,121         31,413
Accounts payable................................................                26,453         30,515
Accounts payable to affiliates, net.............................                 1,987            709
Income taxes payable............................................                46,307         17,384
Accrued royalties...............................................                19,919         18,580
Accrued employee compensation...................................                15,113         18,237
Other accrued expenses..........................................                32,202         30,468
                                                                           ------------   -----------
                                   Total current liabilities....               182,580        177,601
                                                                           -----------    -----------

NONCURRENT LIABILITIES
Long-term debt payable to affiliates............................                10,265         15,413
Long-term debt..................................................                 6,436          4,754
Long-term employee benefits.....................................                16,740         17,141
Noncurrent deferred income tax liability........................                17,438         18,925
Other noncurrent liabilities....................................                 1,038            401
                                                                           -----------    -----------
                                   Total noncurrent liabilities                 51,917         56,634
                                                                           -----------    -----------

CONTINGENCIES (NOTE 8)
MINORITY INTEREST...............................................                 3,888          3,514
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 130,000,000 shares authorized,
shares outstanding of 98,580,000................................                   986            986
Additional paid-in capital......................................               674,739        675,144
Retained earnings...............................................                48,373         17,108
Net unrealized appreciation on securities.......................                   365            360
Minimum pension liability adjustment............................                  (236)          (236)
Cumulative translation adjustment...............................               (37,594)       (22,734)
                                                                           -----------    -----------
                                   Total shareholders' equity...               686,633        670,628
                                                                           -----------    -----------

                                   Total liabilities and
                                   shareholders' equity.........           $   925,018     $  908,377
                                                                           ===========     ==========

* The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date. See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            Three Months Ended
                                                                                  March 31,
                                                                     --------------------------------
                                                                             1997           1996
                                                                     -----------------   ------------
Net sales................................................                  $   187,842    $   173,079
Cost of sales............................................                       56,001         53,418
                                                                    ------------------    -----------
      Gross profit.......................................                      131,841        119,661
                                                                    ------------------    -----------

Selling, general and administrative expenses............                        69,531         63,257
Research and development expenses.......................                         5,832          5,035
Goodwill amortization...................................                         3,179          3,055
Special items, net......................................                           908              -
                                                                    ------------------    -----------
      Operating income..................................                        52,391         48,314
                                                                    ------------------    -----------

Interest expense, affiliate.............................                           448          1,170
Interest expense, other.................................                           744            556
Other income, net.......................................                        (2,322)          (565)
                                                                     -----------------    -----------
       Income before taxes, minority interest and
        equity in earnings of unconsolidated affiliate..                        53,521         47,153
                                                                    ------------------    -----------
Provisions for income taxes.............................                        22,311         20,180
Minority interest.......................................                           373            270
Equity in earnings of unconsolidated affiliate..........                           428            662
                                                                    ------------------    -----------

      Net income........................................                   $    31,265    $    27,365
                                                                    ===================   ===========

Net income per share (pro forma for 1996)...............                         $0.32          $0.30
                                                                    ===================   ===========
 Weighted average number of shares outstanding
 (pro forma for 1996)                                                       98,580,000     90,000,000
                                                                    ==================    ===========

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                         ----------------------------
                                                                             1997            1996
                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income......................................................              $ 31,265        $27,365
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization..............................                 7,493          7,283
     Gain on sale of assets.....................................                (5,222)           --
     Deferred income taxes......................................                (3,043)          (147)
     Other, net.................................................                  (827)           173
     Changes in operating assets and liabilities, net of effects of acquisitions:
         Accounts receivable....................................                (3,279)       (16,203)
         Inventories............................................                (7,401)        (3,950)
         Amounts payable to or receivable from affiliates, net..                (2,573)        19,857
         Prepaid expenses and other current assets..............                (2,456)        (8,706)
         Other noncurrent assets................................                (2,180)        (1,826)
         Accounts payable.......................................                (3,357)         5,721
         Accrued employee compensation and other................                (1,462)         3,229
         Other current and noncurrent liabilities...............                 2,871             43
         Income taxes payable...................................                26,892          1,440
                                                                              --------        -------
         Net cash provided by operating activities..............                36,721         34,279
                                                                              --------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures............................................                (5,001)        (6,796)
Business acquisitions, net of cash acquired.....................                    --        (36,055)
Purchases of short-term investments.............................               (14,495)            --
                                                                              --------        --------
         Net cash used for investing activities.................               (19,496)       (42,851)
                                                                              --------        -------
CASH FLOWS FROM FINANCING ACTIVITIES

Payment of short-term debt......................................               (21,601)       (13,078)
Proceeds from issuance of short-term debt.......................                 1,648             --
Payments of long-term debt......................................                (6,067)       (17,599)
Proceed from issuance of long-term debt.........................                 3,312             --
Advances from affiliate.........................................                    --         37,364
Proceeds from sale of assets....................................                12,191             --
                                                                              --------        -------
         Net cash (used for) provided by financing activities...               (10,517)         6,687
                                                                              --------        -------
Effect of exchange rate change on cash..........................                (1,816)           943
                                                                              --------        -------
         Increase (decrease) in cash and cash equivalents.......                 4,892           (942)
Cash and cash equivalents at beginning of period................               209,387         46,909
                                                                              --------        -------
Cash and cash equivalents at end of period......................              $214,279        $45,967
                                                                              ========        =======

See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)
                                 MARCH 31, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DePuy, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the periods reported have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 (Registration Statement No. 333-09345) filed with the Securities and Exchange Commission.

Certain reclassifications have been made to prior periods to conform to the classifications adopted in 1997.

NOTE 2 - ORGANIZATION / ACQUISITIONS

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

On March 11, 1996, the Company acquired all of the outstanding shares of common stock of Orthopedic Technology, Inc. ("DePuy OrthoTech"), a manufacturer of orthopaedic products, primarily for the sports medicine market, for $46,300. At March 31, 1996, $36,055 has been paid in cash with the remaining $10,245 being recorded as an accrued liability. This liability was subsequently paid upon tender of the outstanding shares. For the year ended September 30, 1995, DePuy OrthoTech reported net sales of $18,400 and net income of $600 (unaudited). The purchase method of accounting was applied to this acquisition and a total of $41,551 was allocated to goodwill. The acquisition was funded by available internal resources. The operating results of DePuy OrthoTech have been included in the consolidated statements of income from the date of acquisition and are not material to consolidated net sales or consolidated net income.

                                  DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - SPECIAL ITEMS

Effective March 28, 1997, the Company entered into an agreement to sell the pharmaceutical business of DePuy International Limited. The pharmaceutical and related businesses achieved 1996 sales of approximately $14,000, principally from infection control and skin treatment products sold to hospitals in the United Kingdom. The transaction was completed through a management buy-out and resulted in a one-time, pre-tax gain of $8,000. In addition, the Company recognized special charges totaling $8,900 during the first quarter of 1997, primarily related to the cost of instrumentation sets in connection with reorganizing various distribution channels to increase implant sales.

NOTE 4 - CAPITALIZATION AND UNAUDITED PRO FORMA NET INCOME PER SHARE

Prior to the reorganization and Initial Public Offering described in Note 2, the total equity of the Company was recorded as shareholder's net investment. As a result of the reorganization and Initial Public Offering, which was effective October 30, 1996, the Company recorded the par value of the 98,580,000 shares outstanding as $986 of common stock. In addition, certain identifiable components of equity including cumulative translation adjustment, net unrealized appreciation on securities and minimum pension liability adjustment, were capitalized separately as of the date of the offering. The remaining equity of the Company totaling $675,144 was recorded as additional paid-in capital resulting in the liquidation of the shareholder's net investment balance.

Retained earnings of $17,108 at December 31, 1996, represents the net income of the Company subsequent to the effective date of the Initial Public Offering.

NOTE 5 - INVENTORIES

Inventories consisted of the following:

                               March 31,  December 31,
                               ---------  ------------
                                 1997         1996
                               ---------  ------------
          Finished products     $125,225    $122,035
          Work in process          8,920      10,392
          Raw materials           19,463      18,979
                                --------    --------
                                $153,608    $151,406
                                ========    ========

NOTE 6 - INCOME TAXES

The difference between the Company's effective and statutory tax rates for the quarter ended March 31, 1997 is primarily attributable to state income taxes, nondeductible goodwill, the effect of international operations and the lower tax rate applied to the gain realized on the sale of assets of the pharmaceutical business as described in Note 3.

NOTE 7 - SHAREHOLDER'S NET INVESTMENT

Prior to the reorganization described in Note 2, the Company participated in a centralized cash management system for all of its U.S. operations through an affiliate, CUSHI. Substantially all cash receipts and disbursements were processed through CUSHI and the Company was charged or credited for the net of cash receipts, cash disbursements and other CUSHI allocated charges each month. The net effect of this monthly activity was charged or credited to shareholder's net investment.

                                  DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8 - CONTINGENCIES

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

NOTE 9 - ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement, which must be adopted in 1997, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company does not believe that the adoption of this standard will have a material effect on its results of operations.

NOTE 10 - SUBSEQUENT EVENTS

On April 2, 1997, the Company purchased 89.6% of the shares of Landanger-Camus S.A. ("Landanger") or 1,939,452 shares which were held by members of the Landanger family and certain minority shareholders. The purchase is to be followed by a tender offer whereby the Company will offer to purchase the remaining 10.4% shares, which are owned by the public. The total purchase price for 100% of the Landanger shares, including acquisition costs, has not yet been finalized but approximates $150,000 (translated at the February 28, 1997 exchange rate of FF5.7/U.S.$). Landanger, headquartered in France, is a manufacturer of hip implants and a distributor of orthopaedic devices and supplies. For the year ended August 31, 1996, Landanger reported sales of $99,500 and net income of $8,000 (unaudited and translated at the average exchange rate of 5.0 for the fiscal year).

                                  DEPUY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the selected financial information expressed as a percentage of net sales and the change from period to period:

                                                     Percentage of Net Sales
                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       1997             1996
                                                    ----------       ----------
Net sales.........................................     100.0 %          100.0 %
Cost of goods sold................................      29.8             30.9
                                                    ----------       ----------
  Gross profit....................................      70.2             69.1
                                                    ----------       ----------
Selling, general & administrative expense.........      37.0             36.5
Research and development..........................       3.1              2.9
Goodwill amortization.............................       1.7              1.8
Special items, net................................       0.5               --
                                                    ----------       ----------
  Operating income................................      27.9             27.9
                                                    ----------       ----------
Interest expense..................................       0.6              1.0
Other income......................................      (1.2)            (0.3)
                                                    ----------       ----------
  Income before taxes, minority interest and
    equity in earnings of unconsolidated
    affiliate.....................................      28.5             27.2
                                                     ---------       ----------
Minority interest.................................       0.2              0.1
Equity in earnings of unconsolidated
 affiliate........................................       0.2              0.4
Income taxes......................................      11.9             11.7
                                                     ---------       ----------
  Net income......................................      16.6 %           15.8 %
                                                     =========       ==========


The following table summarizes sales by product line and geographical location:

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       1997             1996
                                                    ----------       ----------
Reconstructive products...........................     $127.2           $122.4
Spinal implants...................................       13.9              8.4
Trauma products...................................       15.2             13.3
Sports medicine...................................       12.2              9.0
Other products....................................       19.3             20.0
                                                    ----------       ----------
  Total sales.....................................     $187.8           $173.1
                                                    ==========       ==========
U.S. sourced sales.................................    $109.2            $98.9
International sourced sales........................      78.6             74.2
                                                    ----------       ----------
  Total sales......................................    $187.8           $173.1
                                                    ----------       ----------
Sales to customers located in the United States        $100.8            $91.3
Sales to customers located outside the
  United States...................................       87.0             81.8
                                                    ----------       ----------
  Total sales.....................................     $187.8           $173.1
                                                    ==========       ==========

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net sales were $187.8 million for the quarter ended March 31, 1997, representing an increase of $14.7 million, or 9% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 3%. The acquisition of DePuy OrthoTech in March 1996 resulted in additional sales growth of 2%. The effects of foreign exchange rates in the first quarter of 1997 compared with the same quarter in 1996 resulted in an unfavorable sales impact of 1%. The remaining 5% increase related primarily to the growth in sales of joint reconstructive products.

The components of the worldwide sales improvement were as follows:

        Acquisitions                            2%
        Volume and product mix                  7%
        Net pricing changes                     1%
        Effect of foreign exchange rates      - 1%

U.S. sourced sales to unaffiliated customers rose $10.3 million, or approximately 10%. This growth was primarily attributable to the acquisition of DePuy OrthoTech in March 1996 and to increased sales of spinal and joint reconstructive implants.

International sourced sales to unaffiliated customers rose $4.4 million, or 6%. This increase in sales was related to continued expansion in the European and Asia/Pacific regions. Expansion in these areas caused sales to grow by 6% and 3%, respectively, during the three months ended March 31, 1997, exclusive of the effects of foreign exchange. The effect of foreign exchange rates resulted in an unfavorable impact on international sourced sales of 3% for the quarter.

The Company's gross profit for the three months ended March 31, 1997 was $131.8 million, or 70.2% of sales, as compared to 69.1% of sales for the same quarter in the prior year. This margin improvement resulted from various manufacturing efficiencies obtained through cost controls and higher unit sales.

Selling, general and administrative expense totaled $69.5 million for the first quarter of 1997, or 37.0% of sales, as compared to 36.5% in the same period of the prior year. The primary reason for this increase as a percent of sales was the cost for the expansion of its business in the spinal and international markets.

Research and development expense increased slightly as a percentage of sales during the first three months of 1997 as compared to the same period in 1996. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

Goodwill amortization totaled $3.2 million for the three months ended March 31, 1997, remaining constant with the prior year.

Special items, net reported during the first quarter of 1997 includes an $8.0 million gain on the sale of the pharmaceutical business of DePuy International Limited, effective March 28, 1997, described in Note 3 to the financial statements. This gain was partially offset by special charges totaling $8.9 million primarily resulting from costs incurred to reorganize the distribution channels of the Company.

Interest expense was $1.2 million for the quarter, representing a $.5 million decrease from the prior year. This lower expense primarily resulted from lower average debt balances and slightly lower interest rates.

Other income, net totaled $2.3 million for the first three months of the year as compared to $.6 million reported in the prior year, representing an increase of $1.7 million. This increase mainly resulted from higher interest income, primarily attributable to income earned on the invested proceeds received from the public offering.

The effective income tax rate for the period was 41.7% as compared to 42.8% reported in the same period of the prior year. The 1.1% decrease in the rate was primarily the result of taxes applied to the gain realized on the sale of the pharmaceuticals business which was taxed at a lower effective tax rate.

Net income for the three months ended March 31, 1997 was $31.3 million, or 16.6% of sales, representing a 14% increase over the same period in the prior year. This increase was attributable to an 8% increase in operating profit, higher interest income and a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the reorganization described in Note 2 to the financial statements, the Company's cash flow in the United States was pooled with that of Corange's other U.S. operations. Effective with the Company becoming a public company effective October 31, 1996, all cash generated is maintained in its own accounts and is available for use by the Company. In addition to the net proceeds received from the Initial Public Offering, cash generated from operations is the principal source of funding available and provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $214.3 million at March 31, 1997, compared with $209.4 million at December 31, 1996.

Working capital at March 31, 1997, was $390.4 million, representing a $21.3 million increase from December 31, 1996. The annualized inventory turnover ratio for the three months ended March 31, 1997 was 1.5, compared with the rate of 1.8 experienced during the three months ended March 31, 1996. The annualized accounts receivable turnover rate was 5.8 for the first three months of 1997, increasing slightly from 5.7 in the same period in 1996.

Operating activities generated $36.7 million in the first three months of 1997 as compared to $34.3 million of cash provided in the same period in the prior year. The $2.4 million increase resulted primarily from the timing of tax payments and changes in working capital, offset by receipt of payment during the first three months of 1996 of an affiliate receivable outstanding at December 31, 1995.

Cash flows used for investing activities totaled $19.5 million in the first three months of 1997 including purchases of short-term investments of $14.5 million and capital expenditures of $5.0 million. In the first three months of 1996, cash flows used for investing activities of $42.9 million included $36.1 million consideration paid for the acquisition of DePuy OrthoTech in March, 1996 (excluding amounts accrued for shares not yet purchased) and $6.8 million for purchases of machinery and equipment.

Cash flows used for financing activities were $10.5 million in the first three months of 1997 and included a net decrease in debt of $22.7 million and proceeds received from the sale of the pharmaceuticals business of DePuy International, described in Note 3 to the financial statements. During the first three months of 1996, cash flows provided by financing activities totaled $6.7 million resulting from $37.4 million of advances received from an affiliate as part of the centralized cash management system described above (funds used for the DePuy OrthoTech acquisition), partially offset by a net decrease in debt of $30.7 million.

The Company anticipates that it will pay dividends annually, provided that funds are legally available therefore and subject to the discretion of the Board of Directors. Capital expenditures are expected to be approximately $27 million in 1997, primarily consisting of purchases of machinery and equipment. In addition to these funding requirements, the Company expects to continue to evaluate potential acquisitions to expand its business.

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

FACTORS AFFECTING FUTURE PERFORMANCE

The orthopaedic industry is experiencing a period of significant transition as a result of health care reform. While cost containment issues have existed for several years outside of the United States, these are relatively recent phenomena in the U.S. orthopaedic market. Trends in the U.S. market, which have had an impact on the Company, include the increased movement toward the provision of health care through managed care and significant emphasis on cost control.

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

The shift in product mix and trends toward industry discounting have had an impact on the Company's sales with respect to hip replacement systems and, to a lesser extent, knee replacement systems. Although it is uncertain how these issues will affect future performance, the Company experienced a reduction in the rate at which prices were declining during the last year.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Not Applicable

Item 2 - Changes in Securities

         Not Applicable

Item 3 - Defaults Upon Senior Securities

         Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         During the three-month period ended March 31, 1997, the Company did not submit any matters to its shareholders for approval.

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule

         (b)  Reports on Form 8-K

              During the three-month period ended March 31, 1997, the Company filed a Form 8-K, dated March 4, 1997, reporting under "Item 5. Other Events" the Company's press release of March 3, 1997 relating to the Company's acquisition of Landanger-Camus.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 14, 1997           DEPUY, INC.


                              By:    /s/ Steven L. Artusi
                                  --------------------------------------
                                    Steven L. Artusi
                                    Senior Vice President,
                                     General Counsel and Secretary



Date:  May 14, 1997           By:    /s/ Thomas J. Oberhausen
                                  --------------------------------------
                                    Thomas J. Oberhausen
                                    Senior Vice President and
                                     Chief Financial and
                                     Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT NO.                DESCRIPTION                PAGE NO.
 ----------                 -----------                -------

10.1           Share Purchase Agreement dated
               February 28, 1997 between DePuy, Inc.
               and Patrick Landanger, Maryvonne
               Guibert, Michel Colombier, Renee
               Landanger, Louis Landanger, Martine
               Bonnaventure and Guy Bonnaventure

27.1           Financial Data Schedule
