Form 10-Q
period 1997-06-30
DEPUY INC
filed 1997-08-14
CIK 1019900

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to __________________


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

          Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes--X No
     ______

          The number of shares of Common Stock, par value $.01 per share, outstanding as of August 13, 1997 was 98,580,000.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  DEPUY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                (Unaudited)
                                                                 June 30,    December 31,
                                                                   1997          1996*
                                                                -----------  -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                       $  124,421       $209,387
Short-term investments                                               5,389          4,640
Accounts receivable, net of allowances of
 $15,250 (1997) and $8,534 (1996)                                  152,927        126,465
Inventories at lower of cost or market                             164,473        151,406
Deferred income taxes                                               46,446         29,366
Prepaid expenses and other current assets                           31,761         25,455
                                                                ----------       --------
    Total current assets                                           525,417        546,719
                                                                ----------       --------
NONCURRENT ASSETS
Goodwill, net of accumulated amortization of
 $72,346 (1997) and $78,373 (1996)                                 339,974        238,233
Other intangible assets, net of accumulated amortization of
 $2,777 (1997) and $698 (1996)                                       4,986          1,894
Deferred income taxes                                               24,000         18,348
Investment in affiliate                                              3,004          2,648
Other assets                                                         9,087         10,934
                                                                ----------       --------
                                                                   381,051        272,057
Property, plant and equipment, net                                 101,652         89,601
                                                                ----------       --------
    Total assets                                                $1,008,120       $908,377
                                                                ==========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt payable to affiliates                           $   19,013       $ 30,295
Short-term debt                                                     28,170         31,413
Accounts payable                                                    31,694         30,515
Accounts payable to affiliates, net                                    605            709
Income taxes payable                                                37,152         17,384
Accrued royalties                                                   21,256         18,580
Accrued employee compensation                                       22,965         18,237
Other accrued expenses                                              52,144         30,468
                                                                ----------       --------

    Total current liabilities                                      212,999        177,601
                                                                ----------       --------
NONCURRENT LIABILITIES
Long-term debt payable to affiliates                                   907         15,413
Long-term debt                                                       9,639          4,754
Long-term employee benefits                                         19,112         17,141
Noncurrent deferred income tax liability                            19,652         18,925
Other noncurrent liabilities                                        20,084            401
                                                                ----------       --------

    Total noncurrent liabilities                                    69,394         56,634
                                                                ----------       --------
CONTINGENCIES (NOTE 7)

MINORITY INTEREST                                                    5,362          3,514
                                                                ----------       --------
SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 130,000,000 shares authorized,
 shares outstanding of 98,580,000                                      986            986
Additional paid-in capital                                         674,671        675,144
Retained earnings                                                   80,569         17,108
Net unrealized appreciation on securities                              365            360
Minimum pension liability adjustment                                  (236)          (236)
Cumulative translation adjustment                                  (35,990)       (22,734)
                                                                ----------       --------
    Total shareholders' equity                                     720,365        670,628
                                                                ----------       --------
    Total liabilities and shareholders' equity                  $1,008,120       $908,377
                                                                ==========       ========

   *The balance sheet of December 31, 1996, has been derived from the audited financial statements at that date.

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands, except per share data)

                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                  --------------------  --------------------
                                                    1997       1996       1997       1996
                                                  ---------  ---------  ---------  ---------

Net sales                                         $204,744   $175,935   $392,586   $349,014

Cost of sales                                       67,439     53,098    123,440    106,516
                                                  --------   --------   --------   --------

   Gross profit                                    137,305    122,837    269,146    242,498
                                                  --------   --------   --------   --------

Selling, general and administrative expenses        76,634     64,971    146,165    128,228
Research and development expenses                    7,809      4,969     13,641     10,004
Goodwill amortization                                4,412      3,537      7,591      6,592
Special items, net                                   7,551          -      8,459          -
                                                  --------   --------   --------   --------

   Operating income                                 40,899     49,360     93,290     97,674
                                                  --------   --------   --------   --------

Interest expense, affiliate                            236      1,303        684      2,473
Interest expense, other                              1,346        420      2,090        976
Other income, net                                     (835)    (1,762)    (3,157)    (2,327)
                                                  --------   --------   --------   --------

   Income before taxes, minority interest
    and equity in earnings of unconsolidated
    affiliate                                       40,152     49,399     93,673     96,552
                                                  --------   --------   --------   --------

Provisions for income taxes                          7,617     21,179     29,928     41,359
Minority interest                                      595        552        968        822
Equity in earnings of unconsolidated affiliate         556        568        984      1,230
                                                  --------   --------   --------   --------

   Net income                                     $ 32,496   $ 28,236   $ 63,761   $ 55,601
                                                  ========   ========   ========   ========

Net income per share (pro forma for 1996)            $0.33      $0.32      $0.65      $0.62
                                                  ========   ========   ========   ========

Weighted average number of shares outstanding
 (pro forma for 1996)                               98,580     90,000     98,580     90,000
                                                  ========   ========   ========   ========

       See accompanying notes to these Consolidated Financial Statements

                                  DEPUY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                  Six Months Ended
                                                                      June 30,
                                                                ---------------------
                                                                   1997       1996
                                                                ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                      $  63,761   $ 55,601
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                   16,891     13,865
   Gain on sale of assets                                        (32,122)         -
   Deferred income taxes                                          (22,091)    (2,325)
   Other, net                                                       1,233        760
   Changes in operating assets and liabilities, net of
     effects of acquisitions and dispositions:
       Accounts receivable                                         (5,136)   (16,355)
       Inventories                                                  6,996    (12,821)
       Amounts payable to or receivable from affiliates, net       (1,159)    22,335
       Prepaid expenses and other current assets                    4,058    (10,202)
       Other noncurrent assets                                      8,274       (886)
       Accounts payable                                            (5,395)      (448)
       Accrued employee compensation and other                     12,157      5,875
       Other current and noncurrent liabilities                    14,501      1,665
       Income taxes payable                                        14,720      7,438
                                                                ---------   --------
       Net cash provided by operating activities                   76,688     64,502
                                                                ---------   --------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                              (12,331)   (13,132)
Business acquisitions, net of cash acquired                      (144,417)   (51,851)
Purchases of short-term investments                                  (749)         -
Proceeds from sale of assets                                       45,517          -
                                                                ---------   --------
       Net cash used for investing activities                    (111,980)   (64,983)
                                                                ---------   --------

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of short-term debt                                       (27,637)   (13,519)
Proceeds from issuance of short-term debt                           4,388      1,092
Payments of long-term debt                                        (28,493)   (18,996)
Proceeds from issuance of long-term debt                            3,870          -
Advances from affiliate                                                 -     34,991
Dividends paid to affiliate                                          (300)    (3,770)
                                                                ---------   --------
       Net cash used for financing activities                     (48,172)      (202)
                                                                ---------   --------

Effect of exchange rate changes on cash                            (1,502)    (1,483)
                                                                ---------   --------

       Decrease in cash and cash equivalents                      (84,966)    (2,166)

Cash and cash equivalents at beginning of period                  209,387     46,909
                                                                ---------   --------
Cash and cash equivalents at end of period                      $ 124,421   $ 44,743
                                                                =========   ========

       See accompanying notes to these Consolidated Financial Statements

                                  DEPUY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)
                                 JUNE 30, 1997


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

NOTE 2 - ORGANIZATION / ACQUISITIONS

DePuy, Inc. (the "Company") was formed as the result of a worldwide reorganization completed by its parent, Corange Limited ("Parent"), to realign its worldwide orthopaedic operations into a stand-alone entity in order to sell shares of the realigned entity to the public through an Initial Public Offering. Prior to the public offering, various actions were taken to form the Company including (i) the consolidation of the worldwide operations of DePuy under Corange U.S. Holdings, Inc., an Indiana corporation ("CUSHI"), (ii) the transfer of Boehringer Mannheim Corporation ("BMC") out of the CUSHI consolidated group, and (iii) the merging of CUSHI downstream into DePuy, Inc., which was created on July 26, 1996 for purposes of becoming the holding company for the DePuy worldwide operations, with DePuy, Inc. as the surviving company in the merger, the effect of which was to reincorporate CUSHI in Delaware under the name "DePuy, Inc." None of these actions involved outside minority shareholders. Accordingly, the consolidation of the entities was accounted for on a predecessor basis.

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

                                  DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 11, 1996, the Company acquired all of the outstanding shares of common stock of Orthopedic Technology, Inc. ("DePuy OrthoTech"), a manufacturer of orthopaedic products, primarily for the sports medicine market, for $46,300. At March 31, 1996, $36,055 had been paid in cash with the remaining $10,245 recorded as an accrued liability. This liability was subsequently paid upon tender of the outstanding shares. For the year ended September 30, 1995, DePuy OrthoTech reported net sales of $18,400 and net income of $600 (unaudited). The purchase method of accounting was applied to this acquisition and a total of $41,551 was allocated to goodwill. The acquisition was funded by available internal resources. The operating results of DePuy OrthoTech have been included in the consolidated statements of income from the date of acquisition and are not material to consolidated net sales or consolidated net income.

On April 2, 1997, the Company purchased 89.6% of the shares of Landanger-Camus ("Landanger") or 1,939,452 shares which were held by members of the Landanger family and certain minority shareholders. The purchase was followed by a tender offer whereby the Company offered to purchase the remaining 10.4% of the shares, which were owned by the public. The total purchase price, including acquisition costs, approximates $150,000 (translated at the February 28, 1997 exchange rate of FF5.7/U.S.$). Landanger, headquartered in France, is a manufacturer of hip implants and a distributor of orthopaedic devices and supplies. For the year ended August 31, 1996, Landanger reported sales of $99,500 and net income of $8,000 (unaudited and translated at the average exchange rate of 5.0 for the fiscal year).

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

Effective May 29, 1997, the Company entered into an agreement to sell the healthcare business of DePuy International Limited. The healthcare and related businesses achieved 1996 sales of approximately $17,000 principally from incontinence care products sold to hospitals in the United Kingdom. The transaction resulted in a one-time gain of $26,900. In addition, the Company recognized special charges totaling $34,500 during the second quarter of 1997, consisting of a $17,400 charge to recognize minimum obligations to former distributors, $7,900 provision for impairment in value of assets primarily related to foreign operations, $5,200 provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition, and $4,000 provision for purchased research and development.

                                 DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


NOTE 5 - INVENTORIES

Inventories consisted of the following:

                               June 30,  December 31,
                               --------  ------------
                                 1997        1996
                               --------  ------------

          Finished products    $134,239      $122,035
          Work in process        11,349        10,392
          Raw materials          18,885        18,979
                               --------      --------
                               $164,473      $151,406
                               ========      ========

NOTE 6 - INCOME TAXES

The difference between the Company's effective and statutory tax rates is primarily attributable to the tax-free gain realized on the sale of the stock of the healthcare business during the second quarter of 1997 as described in Note 3 and to the lower tax rate applied to the gain realized on the sale of assets of the pharmaceutical business during the first quarter of 1997. In addition, the effective tax rate is impacted by state income taxes, nondeductible goodwill, and the effect of international operations.

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

NOTE 8 - ACCOUNTING CHANGES

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

                                  DEPUY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the selected financial information expressed as a percentage of net sales for each reporting period:

                                                               Percentage of Net Sales          Percentage of Net Sales
                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
                                                               ------------------------         ------------------------
                                                                 1997         1996               1997             1996
                                                               ------------------------         ------------------------

Net sales                                                       100.0%       100.0%                100.0%       100.0%
Cost of goods sold                                               32.9         30.2                  31.4         30.5
                                                               ------       ------                ------        ------
 Gross profit                                                    67.1         69.8                  68.6         69.5
                                                               ------       ------                ------        ------

Selling, general & administrative expense                        37.4        36.9                   37.2         36.7
Research and development                                          3.8         2.8                    3.5          2.9
Goodwill amortization                                             2.2         2.0                    1.9          1.9
Special items, net                                                3.7          -                     2.2           -
                                                               ------      ------                 ------        ------
 Operating income                                                20.0        28.1                   23.8         28.0
                                                               ------      ------                 ------        ------

Interest expense                                                  0.8         1.0                    0.7           1.0
Other income                                                     (0.4)       (1.0)                  (0.8)         (0.7)
                                                               -------     -------                -------       -------

 Income before taxes, minority interest and
  equity in earnings of unconsolidated affiliate                 19.6        28.1                   23.9          27.7
                                                               -------     -------                -------       -------

Provisions for income taxes                                       3.7        12.1                    7.6          11.9
Minority interest                                                 0.3         0.3                    0.3           0.2
Equity in earnings of unconsolidated affiliate                    0.3         0.3                    0.2           0.3
                                                               -------      ------                -------       -------
 Net income                                                      15.9%       16.0%                  16.2%         15.9%
                                                               =======     =======                =======       =======

The following table summarizes sales by product line and geographical location:

                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                         ---------------------------------  --------------------------------
                                                          1997                   1996          1997                  1996
                                                         ------                 ------        ------                ------
Reconstructive products                                  $145.6                 $119.8        $272.8                $242.2
Spinal implants                                            15.1                   11.1          29.0                  19.5
Trauma products                                            14.8                   13.3          30.0                  26.6
Sports medicine                                            12.4                   12.8          24.7                  21.8
Other products                                             16.8                   18.9          36.1                  38.9
                                                         ------                 ------        ------                ------
 Total sales                                             $204.7                 $175.9        $392.6                $349.0
                                                         ======                 ======        ======                ======

U.S. sourced sales                                       $107.9                 $100.4        $217.2                $199.3
International sourced sales                                96.8                   75.5         175.4                 149.7
                                                        -------                 ------        ------                ------

 Total sales                                             $204.7                 $175.9        $392.6                $349.0
                                                        =======                 ======        ======                ======

Sales to customers located in the United States         $ 99.9                  $ 94.9        $200.8                $186.2
Sales to customers located outside the United States     104.8                    81.0         191.8                 162.8
                                                       -------                  ------        ------                ------
   Total sales                                          $204.7                  $175.9        $392.6                $349.0
                                                       =======                 =======        ======                ======

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net sales were $392.6 million for the six months ended June 30, 1997, representing an increase of $43.6 million, or 12% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 3%. The acquisitions of DePuy OrthoTech in March 1996 and Landanger in April 1997 resulted in additional sales growth of 7%. The effects of foreign exchange rates in 1997 compared with 1996 and the sale of the pharmaceutical and healthcare businesses resulted in an unfavorable impact on sales of 2% and 1%, respectively. The remaining 5% increase primarily related to the growth in sales of joint reconstructive products.

The components of the worldwide sales improvement were as follows:

     Acquisitions                       7%
     Volume and product mix             7%
     Net pricing changes                1%
     Effect of foreign exchange rates  -2%
     Divestitures                      -1%

U.S. sourced sales to unaffiliated customers rose $17.9 million, or approximately 9%. This growth was primarily attributable to the acquisition of DePuy OrthoTech in March 1996 and to increased sales of spinal and joint reconstructive implants.

International sourced sales to unaffiliated customers rose $25.7 million, or 17%. This increase in sales was primarily attributable to the acquisition of Landanger in April 1997 resulting in international sales growth of 13%. The continued expansion in the European and Asia/Pacific regions also caused sales to grow by 5% and 4%, respectively, during the six months ended June 30, 1997, exclusive of the effects of foreign exchange. The negative effect of foreign exchange rates caused the increase in international sales to be 5% less than it otherwise would have been during such six-month period.

The Company's gross profit for the six months ended June 30, 1997 was $269.1 million, or 68.6% of sales, as compared to 69.5% of sales for the prior six-month period. During the second quarter of the year, certain one-time inventory adjustments related to discontinued, obsolete and excess products were recorded resulting in a 1.5% decrease in gross margin. This decrease was partially offset by various manufacturing efficiencies obtained through cost controls.

Selling, general and administrative expense totaled $146.2 million for the first six months of 1997, or 37.2% of sales, as compared to 36.7% in the first six months of the prior year. The primary reasons for this increase as a percent of sales were the high general and administrative expenses attributable to the Landanger acquisition and to additional costs incurred for the expansion of the Company's business in the spinal and international markets.

Research and development expense increased to $13.6 million, or 3.5% of sales during the first six months of 1997 as compared to 2.9% reported in the same period in 1996. This increase was largely due to the acquisition of Landanger. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

Goodwill amortization totaled $7.6 million for the first six months of the year, representing a $1.0 million increase compared to the same period in the prior year. This increase primarily related to the recording of additional goodwill related to the acquisitions of DePuy OrthoTech in March 1996 and Landanger in April 1997.

Special items, net reported during the first six months of 1997 includes an $8.0 million gain on the sale of the pharmaceutical business of DePuy International Limited, effective March 28, 1997, and a $26.9 million gain on the sale of the healthcare business of DePuy International Limited, effective May 29, 1997, described in Note 3 to the financial statements. These gains were partially offset by special charges totaling $43.4 million including:

     . $8.9 million of costs incurred to reorganize the distribution channels of the Company,
     . a $17.4 million charge to recognize minimum obligations to former distributors,
     . a $7.9 million provision for impairment in value of assets primarily related to foreign operations,
     . a $5.2 million provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition, and
     . a $4.0 million provision for purchased research and development, as described in Note 3 to the financial statements.

Interest expense was $2.8 million through June 30, 1997, representing a $.7 million decrease over the same period in the prior year, primarily due to lower average debt balances and slightly lower interest rates.

Other income, net totaled $3.2 million for the first six months of the year as compared to $2.3 million reported in the prior year, representing an increase of $.9 million. This increase mainly resulted from higher interest income, partially offset by foreign currency losses.

The effective income tax rate for the period was 31.9% as compared to 42.8% reported in the same period of the prior year. The 10.9% decrease in the rate was primarily the result of the tax-free gain realized on the sale of the healthcare business and a lower tax rate applied to the gain realized on the sale of the pharmaceutical business.

Net income for the six months ended June 30, 1997 was $63.8 million, or 16.2% of sales, representing a 15% increase over the same period in the prior year. This increase was attributable to a 10% increase in operating profit, excluding special items and one-time inventory adjustments and to a lower effective income tax rate.

Quarter Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Net sales were $204.7 million for the quarter ended June 30, 1997, representing an increase of $28.8 million, or 16% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 2%. The acquisition of Landanger in April 1997 resulted in additional sales growth of 11%. The effects of foreign exchange rates in the second quarter of 1997 compared with the same quarter in 1996 resulted in an unfavorable sales impact of 3%. The remaining 6% increase related primarily to the growth in sales of joint reconstructive products.

The components of the worldwide sales improvement were as follows:

     Acquisitions                         11%
     Volume and product mix                8%
     Net pricing changes                   2%
     Effect of foreign exchange rates    - 3%
     Divestiture                         - 2%

U.S. sourced sales to unaffiliated customers rose $7.5 million, or approximately 7%. This growth was primarily attributable to increased sales of spinal and joint reconstructive implants.

International sourced sales to unaffiliated customers rose $21.3 million, or 28%. The majority of this increase resulted from sales growth related to the acquisition of Landanger of 26%. In addition, continued expansion in the European and Asia/Pacific regions caused sales to grow by 4% and 5%, respectively, during the three months ended June 30, 1997, exclusive of the effects of foreign exchange. The effect of foreign exchange rates resulted in an unfavorable impact on international sourced sales of 7% for the quarter.

The Company's gross profit for the three months ended June 30, 1997 was $137.3 million, or 67.1% of sales, as compared to 69.8% of sales for the same quarter in the prior year. The decrease in gross margin as a percent of sales resulted from one-time inventory adjustments related to discontinued, obsolete and excess products resulting in a 2.8% decrease in margin.

Selling, general and administrative expense totaled $76.6 million for the second quarter of 1997, or 37.4% of sales, as compared to 36.9% in the same period of the prior year. The primary reason for this increase as a percent of sales was the higher general and administrative expenses attributable to the Landanger acquisition and the cost for the expansion of the Company's business in the spinal and international markets.

Research and development expense increased to $7.8 million or 3.8% of sales during the second quarter of 1997 as compared to $5.0 million, or 2.8% of sales during the same period in 1996 as a result of higher expenses related to the Landanger acquisition and to the timing of expenditures. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

Goodwill amortization totaled $4.4 million for the three months ended June 30, 1997, compared to $3.5 million in the prior year. The $.9 million increase related to the recording of additional goodwill for the Landanger acquisition.

Special items, net reported during the second quarter of 1997 includes a $26.9 million gain on the sale of the healthcare business of DePuy International Limited, effective May 29, 1997, described in Note 3 to the financial statements. This gain was partially offset by special charges totaling $34.5 million primarily resulting from:

     . a $17.4 million charge to recognize minimum obligations to former distributors,
     . a $7.9 million provision for impairment in value of assets primarily related to foreign operations,

     . a $5.2 million provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition, and
     .    a $4.0 million provision for purchased research and development.

Interest expense was $1.6 million for the quarter, representing a $.1 million decrease from the prior year.

Other income, net totaled $.8 million for the second quarter of the year as compared to $1.8 million reported in the prior year, representing a decrease of $1.0 million. This decrease mainly resulted from increased foreign currency losses, partially offset by higher interest income.

The effective income tax rate for the period was 19.0% compared to 42.9% reported in the same period of the prior year. The 23.9% decrease was primarily the result of the tax-free gain realized on the sale of the healthcare business. Excluding the special items, the effective income tax rate for the period was 42.5%, slightly lower than the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the reorganization described in Note 2 to the financial statements, the Company's cash flow in the United States was pooled with that of Corange's other U.S. operations. Effective with the Company becoming a public company, all cash generated is now maintained in its own accounts and is available for use by the Company. In addition to the net proceeds received from the Initial Public Offering effective October 30, 1996, cash generated from operations is the principal source of funding available and provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $124.4 million at June 30, 1997, compared with $209.4 million at December 31, 1996. The decrease is primarily due to the Company temporarily financing the Landanger acquisition with existing cash.

Working capital at June 30, 1997, was $312.4 million, representing a $56.7 million decrease from December 31, 1996. The annualized inventory turnover ratio for the six months ended June 30, 1997 and June 30, 1996 was 1.7. The annualized accounts receivable turnover rate was 5.9 for the first two quarters of 1997, increasing slightly from 5.6 in the same period in 1996.

Operating activities generated $76.7 million of cash in the first six months of 1997 as compared to $64.5 million in the same period in the prior year. Cash flows resulted from the timing of tax payments and changes in working capital, partially offset by receipt of payment during the first six months of 1996 of an affiliate receivable outstanding at December 31, 1995. In addition, the special items discussed in Note 3 affected several line items, such as other current and noncurrent liabilities and gain on sale of assets.

Cash flows used for investing activities totaled $112.0 million through the second quarter of 1997 including $144.4 million paid in consideration for the acquisition of Landanger (net of cash received), capital expenditures of $12.3 million and purchases of short-term investments of $.8 million, partially offset by proceeds received from the sale of the pharmaceutical and healthcare businesses of DePuy International of $45.5 million. In the first six months of 1996, cash flows used for investing activities of $65.0 million included $45.9 million consideration paid for the acquisition of DePuy OrthoTech in March, 1996 (net of cash received), $6.0 million of deferred payments made in 1996 related to the acquisitions of ACE Medical Company in March 1994 and of CMW Laboratories in November 1994, and $13.1 million for capital expenditures.

Cash flows used for financing activities were $48.2 million in 1997 and included a net decrease in debt of $47.9 million and dividends of $.3 million. During the first six months of 1996, cash flows used for financing activities totaled $.2 million resulting from a net decrease in debt of $31.4 million and dividends of $3.8 million paid to another affiliate, partially offset by $35.0 million of advances received from an affiliate as part of the centralized cash management system described above (funds used for the DePuy OrthoTech acquisition).

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

The advent of managed care in the orthopaedic products industry has meant greater attention to tradeoffs of patient need and product cost, so-called demand matching, where patients are evaluated as to their age, need for mobility, and other parameters, and are then matched with a replacement product that is cost effective in light of such evaluation. From about the middle of 1995 onward, this has led to an increase in unit sales of lower-priced, cemented products, which now constitutes an increasing share of the Company's overall unit sales. In addition, price discounting has become more prevalent in the industry resulting in reduced margins for products sold to buying groups under preferred supplier arrangements.

The shift in product mix and trends toward industry discounting have had an impact on the Company's sales with respect to hip replacement systems and, to a lesser extent, knee replacement systems. Although it is uncertain how these issues will affect future performance, the Company experienced a reduction in the rate at which prices were declining during the last year and a reduction in the shift to lower-priced cemented products.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     Not Applicable

ITEM 2 - CHANGES IN SECURITIES

     Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 1, 1997, the Company held its annual meeting of stockholders, at which meeting the stockholders elected Messrs. Richard A. Gilleland and M.L. Lowenkron as directors for three years terms. The votes were 91,041,561 shares for, 0 shares against and 6,440 shares abstaining. Messrs. Richard C. Bolesky, Gerald C. Hanes, Robert Volz, James A. Lent and Anthony Williams continued as directors of the Company.

     In addition to the election of directors, the stockholders took the following actions:

     (1) approved the Company's 1996 Equity Incentive Plan with a vote of 86,854,910 shares in favor, 2,875,775 shares opposed, with 19,162 shares abstaining and 1,298,154 shares broker non-votes;

     (2) approved the Company's Employee Stock Option/Purchase Plan with a vote of 89,044,381 shares in favor, 691,751 shares opposed, with 13,715 shares abstaining and 1,298,154 shares broker non-votes;

     (3) approved the Company's Senior Executive Incentive Compensation Plan and the performance goals set forth therein under which incentive compensation is to be paid to executive officers of the Company pursuant to the Plan with a vote of 90,893,724 shares in favor, 132,112 shares opposed, with 22,165 shares abstaining and 0 broker non-votes; and

     (4) confirmed the appointment of Price Waterhouse LLP as auditor for the Company for the year ended December 31, 1997 with a vote of 91,037,259 shares in favor, 6,205 shares opposed, with 4,537 shares abstaining and 0 broker non-votes.

ITEM 5 - OTHER INFORMATION

     Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          2.1 Share Purchase Agreement dated February 28, 1997 between DePuy, Inc. and Patrick Landanger, Maryvonne Guibert, Michel Colombier, Renee Landanger, Louis Landanger, Martine Bonnaventure and Guy Bonnaventure (English Translation)*

          2.2 Indemnification Agreement dated April 1, 1997 between DePuy Orthopedie S.A. and Patrick Landanger, Eric Landanger, Maryvonne Guibert (English Translation)*

          2.3 Partial Trademark Assignment and Trademark Coexistence Agreement dated April 1, 1997 between Landanger-Camus, and Landanger S.A.R.L. and Patrick Landanger, Eric Landanger, Maryvonne Guibert, Renee Landanger and Louis Landanger (English Translation)*

     * Does not include certain schedules and similar attachments. A list briefly identifying the contents of all omitted schedules has been provided in the relevant Exhibit. The Company will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule.

          27.1 Financial Data Schedule

     (b)  Reports on Form 8-K

     During the three-month period ended June 30, 1997, the Company filed a Form 8-K, dated April 4, 1997, reporting under "Item 5. Other Events" the Company's press release of April 2, 1997 relating to the Company's acquisition of Landanger-Camus.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 1997        DEPUY, INC.


                              By:    /s/ Steven L. Artusi
                                    -----------------------------------------
                                    Steven L. Artusi
                                    Senior Vice President,
                                     General Counsel and Secretary



Date:  August 14, 1997        By:    /s/ Thomas J. Oberhausen
                                    -------------------------------------------
                                    Thomas J. Oberhausen
                                    Senior Vice President and
                                     Chief Financial and
                                     Accounting Officer

                                 EXHIBIT INDEX

 EXHIBIT NO.                  DESCRIPTION                 PAGE NO.
-------------  -----------------------------------------  --------

     2.1       Share Purchase Agreement dated February
               28, 1997 between DePuy, Inc. and Patrick
               Landanger, Maryvonne Guibert, Michel
               Colombier, Renee Landanger, Louis
               Landanger, Martine Bonnaventure and Guy
               Bonnaventure (English Translation)*

     2.2       Indemnification Agreement dated April 1,
               1997 between DePuy Orthopedie S.A. and
               Patrick Landanger, Eric Landanger,
               Maryvonne Guibert (English Translation)*

     2.3       Partial Trademark Assignment and
               Trademark Coexistence Agreement dated
               April 1, 1997 between Landanger-Camus,
               and Landanger S.A.R.L. and Patrick
               Landanger, Eric Landanger, Maryvonne
               Guibert, Renee Landanger and Louis
               Landanger (English Translation)*

    27.1       Financial Data Schedule




* Does not include certain schedules and similar attachments. A list briefly identifying the contents of all omitted schedules has been provided in the relevant Exhibit. The Company will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule.