Form 10-Q
period 1997-09-30
DEPUY INC
filed 1997-11-13
CIK 1019900

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

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
     Yes   X        No
         -----         ------

          The number of shares of Common Stock, par value $.01 per share, outstanding as of November 11, 1997 was 98,627,785.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  DEPUY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              (Unaudited)
                                                                             September 30,   December 31,
                                                                                  1997           1996
                                                                             -------------   ------------
  ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                                                     $  212,702       $209,387
  Short-term investments                                                             5,678          4,640
  Accounts receivable, net of allowances of
   $16,619 (1997) and $8,534 (1996)                                                141,665        126,465
  Accounts receivable from affiliates, net                                           9,705            -
  Inventories at lower of cost or market                                           173,005        151,406
  Deferred income taxes                                                             47,916         29,366
  Prepaid expenses and other current assets                                         35,293         25,455
                                                                                ----------       --------
       Total current assets                                                        625,964        546,719
                                                                                ----------       --------
  NONCURRENT ASSETS
  Goodwill, net of accumulated amortization of
   $70,269 (1997) and $78,373 (1996)                                               340,786        238,233
  Other intangible assets, net of accumulated amortization of
   $2,664 (1997) and $698 (1996)                                                     6,158          1,894
  Deferred income taxes                                                             25,293         18,348
  Investment in affiliate                                                            2,129          2,648
  Other assets                                                                       8,782         10,934
                                                                                ----------       --------
                                                                                   383,148        272,057
  Property, plant and equipment, net                                               105,128         89,601
                                                                                ----------       --------
        Total assets                                                            $1,114,240       $908,377
                                                                                ==========       ========

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Short-term debt payable to affiliates                                         $    5,225       $ 30,295
  Short-term debt                                                                   43,941         31,413
  Accounts payable                                                                  36,974         30,515
  Accounts payable to affiliates, net                                                                 709
  Income taxes payable                                                              43,051         17,384
  Accrued royalties                                                                 21,518         18,580
  Accrued employee compensation                                                     23,254         18,237
  Other accrued expenses                                                            65,751         30,468
                                                                                ----------       --------
       Total current liabilities                                                   239,714        177,601
                                                                                ----------       --------
  NONCURRENT LIABILITIES
  Long-term debt payable to affiliates                                                 896         15,413
  Long-term debt                                                                    69,348          4,754
  Long-term employee benefits                                                       20,496         17,141
  Noncurrent deferred income tax liability                                          18,331         18,925
  Other noncurrent liabilities                                                      18,245            401
                                                                                ----------       --------
       Total noncurrent liabilities                                                127,316         56,634
                                                                                ----------       --------
  CONTINGENCIES (NOTE 6)
  MINORITY INTEREST                                                                  5,202          3,514
                                                                                ----------       --------
  SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 130,000,000 shares authorized; 98,622,892
  shares and 98,580,000 shares outstanding in 1997 and 1996, respectively              986            986
  Additional paid-in capital                                                       674,671        675,144
  Retained earnings                                                                109,343         17,108
  Net unrealized appreciation on securities                                            673            360
  Minimum pension liability adjustment                                                 (74)          (236)
  Cumulative translation adjustment                                                (43,591)       (22,734)
                                                                                ----------       --------
       Total shareholders' equity                                                  742,008        670,628
                                                                                ----------       --------
       Total liabilities and shareholders' equity                               $1,114,240       $908,377
                                                                                ==========       ========

  *The balance sheet at December 31, 1996, has been derived from the audited financial statements at that date.

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            Three Months Ended             Nine Months Ended
                                                                              September 30,                  September 30,
                                                                            -------------------           -------------------
                                                                              1997       1996               1997       1996
                                                                            --------   --------           --------   --------
Net sales                                                                   $180,538   $167,275           $573,124   $516,289

Cost of sales                                                                 51,397     48,754            174,837    155,270
                                                                            --------   --------           --------   --------

       Gross profit                                                          129,141    118,521            398,287    361,019
                                                                            --------   --------           --------   --------

Selling, general and administrative expenses                                  69,514     66,145            215,679    194,373
Research and development expenses                                              6,887      5,735             20,528     15,739
Goodwill amortization                                                          3,566      2,655             11,157      9,247
Special items, net                                                               -          -                8,459        -
                                                                            --------   --------           --------   --------

             Operating income                                                 49,174     43,986            142,464    141,660
                                                                            --------   --------           --------   --------

Interest expense, affiliate                                                      794      1,224              1,478      3,697
Interest expense, other                                                        1,981        941              4,071      1,917
Other income, net                                                             (3,418)      (441)            (6,575)    (2,768)
                                                                            --------   --------           --------   --------
             Income before taxes, minority interest and
                equity in earnings of unconsolidated affiliate                49,817     42,262            143,490    138,814
                                                                            --------   --------           --------   --------

Provision for income taxes                                                    20,674     18,197             50,602     59,556
Minority interest                                                                628        465              1,596      1,287
Equity in earnings of unconsolidated affiliate                                  (259)      (409)            (1,243)    (1,639)
                                                                            --------   --------           --------   --------

       Net income                                                           $ 28,774   $ 24,009           $ 92,535   $ 79,610
                                                                            ========   ========           ========   ========
Net income per share (pro forma for 1996)                                      $0.29      $0.27              $0.94      $0.88
                                                                            ========   ========           ========   ========
Weighted average number of shares outstanding
 (pro forma for 1996)                                                         98,623     90,000             98,594     90,000
                                                                            ========   ========           ========   ========

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                 Nine Months Ended
                                                   September 30,
                                                --------------------
                                                   1997        1996
                                                ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                      $  92,535   $ 79,610
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Depreciation and amortization                  24,108     20,352
    Gain on sale of assets                        (32,122)       -
    Deferred income taxes                         (26,489)     3,975
    Other, net                                      1,643        221
    Changes in operating assets and
     liabilities, net of
     effects of acquisitions and
     dispositions:
         Accounts receivable                         (162)    (5,372)
         Inventories                               (3,744)   (23,783)
         Amounts payable to or
          receivable from affiliates, net          (9,885)    21,384
         Prepaid expenses and other
          current assets                            2,509    (14,298)
         Other noncurrent assets                   (2,089)      (531)
         Accounts payable                             488       (275)
         Accrued employee compensation
          and other                                19,009      4,876
         Other noncurrent liabilities              22,057     (3,498)
         Income taxes payable                      21,427        702
                                                ---------   --------
         Net cash provided by operating
          activities                              109,285     83,363
                                                ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                              (20,443)   (16,683)
Business acquisitions, net of cash
 acquired                                        (146,508)   (51,851)
Purchases of short-term investments                  (858)       -
Proceeds from sale of assets                       45,517        -
                                                ---------   --------
         Net cash used for investing
          activities                             (122,292)   (68,534)
                                                ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES

Payments of short-term debt                       (42,496)   (14,347)
Proceeds from issuance of short-term debt          24,919      9,418
Payments of long-term debt                        (28,676)   (23,722)
Proceeds from issuance of long-term debt           64,270        -
Advances from affiliate                               -       29,682
Dividends paid to affiliate                          (300)    (4,973)
                                                ---------   --------
         Net cash provided by (used for)
          financing activities                     17,717     (3,942)
                                                ---------   --------

Effect of exchange rate changes on cash            (1,395)       (11)
                                                ---------   --------

         Increase in cash and cash equivalents      3,315     10,876

Cash and cash equivalents at beginning
 of period                                        209,387     46,909
                                                ---------   --------
Cash and cash equivalents at end of period      $ 212,702    $57,785
                                                =========   ========

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (UNAUDITED, IN THOUSANDS, EXCEPT SHARE DATA)
                               SEPTEMBER 30, 1997


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DePuy, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods reported have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1996 Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 (Registration Statement No. 333-09345) filed with the Securities and Exchange Commission.


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

Pursuant to a registration statement filed with the Securities and Exchange Commission that became effective on October 30, 1996, the Company issued, through an Initial Public Offering, 7,780,000 shares of its common stock at $17.50 per share which generated net proceeds after expenses, discounts and commissions of approximately $126,000. In November 1996, an additional 800,000 shares were sold pursuant to an underwriter's over allotment provision generating net proceeds of approximately $13,000. The Company used a portion of the net proceeds from the sale of shares of its common stock to fund part of the cost of the Landanger-Camus ("Landanger") acquisition in April 1997 and plans to use the remaining proceeds to finance additional expansion of the Company's business, provided suitable acquisitions can be identified and negotiated.

The Company's primary business is the development, manufacture and sale of orthopaedic joint implants (primarily hips, knees and shoulders), spinal implants, related surgical instruments, trauma products and sports medicine soft goods.

On March 11, 1996, the Company acquired all of the outstanding shares of common stock of Orthopedic Technology, Inc. ("DePuy OrthoTech"), a manufacturer of orthopaedic products, primarily for the sports medicine market, for $46,300. At March 31, 1996, $36,055 had been paid in cash with the remaining $10,245 recorded as an accrued liability. This liability was subsequently paid upon tender of the remaining outstanding shares. For the year ended September 30, 1995, DePuy OrthoTech reported net sales of $18,400 and net income of $600 (unaudited). The purchase method of accounting was applied to this acquisition and a total of $41,551 was allocated to goodwill. The acquisition was funded by available internal resources. The operating results of DePuy OrthoTech have been included in the consolidated statements of income from the date of acquisition and are not material to consolidated net sales or consolidated net income.

                                  DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On April 2, 1997, the Company purchased 89.6% of the shares of Landanger-Camus ("Landanger"), or 1,939,452 shares, which were held by members of the Landanger family and certain minority shareholders. The purchase was followed by a tender offer whereby the Company offered to purchase the remaining 10.4% of the shares,
which were owned by the public.   The total purchase price, including
acquisition costs, approximates $150,000 (translated at the February 28, 1997 exchange rate of FF5.7/U.S. $). Landanger, headquartered in France, is a manufacturer of hip implants and a distributor of orthopaedic devices and supplies. For the year ended August 31, 1996, Landanger reported sales of $99,500 and net income of $8,000 (unaudited and translated at the average exchange rate of 5.0 for the fiscal year).

The operating results of Landanger have been included in the consolidated statement of income from the date of acquisition. On the basis of a pro forma consolidation of the results of operations (unaudited) as if the acquisition had taken place at the beginning of 1996 consolidated net sales would have been $596,339 for the nine months ended September 30, 1997 and $582,713 for the same period in 1996 (translated at the average exchange rate of 5.6 and 5.0 for 1997 and 1996, respectively). Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for the first nine months of 1997 and 1996.

These unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, adjustment for discontinued businesses, and increased interest expense on acquisition debt. In management's opinion, the pro forma consolidated results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1996 or of future operations of the combined companies under the ownership and operation of the Company.


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

NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                   September 30,     December 31,
                                   -------------     ------------
                                      1997              1996
                                      ----              ----

               Finished products   $139,097            $122,035
               Work in process       13,346              10,392
               Raw materials         20,562              18,979
                                   --------            --------
                                   $173,005            $151,406
                                   ========            ========

                                  DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - INCOME TAXES

The difference between the Company's effective and statutory tax rates is primarily attributable to the gain realized on the sale of the Company's pharmaceutical and healthcare businesses during the first and second quarters of 1997, as described in Note 3, being subject to tax at a rate lower than the statutory tax rate. In addition, the effective tax rate is impacted by state income taxes, nondeductible goodwill, and the effect of international operations.


NOTE 6 - CONTINGENCIES

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


NOTE 7 - ACCOUNTING POLICIES FOR DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses forward exchange contracts to manage its exposure to fluctuating foreign currency exchange rates and initiates all of these forward exchange contracts with Corange International Limited ("CIL"), a related affiliate. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses related to qualified accounting hedges are deferred and recognized in income when the hedged transaction occurs.


NOTE 8 - ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". This Statement, which must be adopted in 1997, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The Company does not believe that the adoption of this standard will have a material effect on its reported earnings per share data.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". This Statement, which must be adopted for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. The Company intends to provide the required disclosure as prescribed in this pronouncement in its annual financial statements for 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information".
These Statements establish standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements, and establish standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. Both of these pronouncements become effective for financial statements for fiscal years beginning after December 15, 1997. The Company intends to provide the required disclosures as prescribed in these pronouncements in its annual financial statements for 1998.



NOTE 9 - SUBSEQUENT EVENTS

On October 30, 1997, the Board of Directors declared an annual cash dividend of $.12 per share of the Company's common stock, payable January 3, 1998 to shareholders of record on December 1, 1997.

                                  DEPUY, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table summarizes the selected financial information expressed as a percentage of net sales for each reporting period:

                                                         Percentage of Net Sales    Percentage of Net Sales
                                                           Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                        -------------------------  -------------------------
                                                          1997           1996        1997           1996
                                                        --------      -----------  --------     ------------
 Net sales                                                100.0%       100.0%       100.0%          100.0
 Cost of goods sold                                        28.5         29.2         30.5            30.1
                                                          -----         ----        -----            ----
    Gross profit                                           71.5         70.8         69.5            69.9
                                                          -----         ----        -----            ----
 Selling, general & administrative expense                 38.5         39.5         37.6            37.6
 Research and development                                   3.8          3.4          3.6             3.1
 Goodwill amortization                                      2.0          1.6          1.9             1.8
 Special items, net                                         -            -            1.5             -
                                                          -----         ----        -----            ----
    Operating income                                       27.2         26.3         24.9            27.4
                                                          -----         ----        -----            ----
 Interest expense                                           1.5          1.3          1.0             1.0
 Other income, net                                         (1.9)        (0.3)        (1.1)           (0.5)
                                                          -----         ----        -----            ----

    Income before taxes, minority interest and
      equity in earnings of unconsolidated affiliate       27.6         25.3         25.0            26.9
                                                          -----         ----        -----            ----

 Provision for income taxes                                11.5         10.8          8.8            11.5
 Minority interest                                          0.3          0.3          0.3             0.3
 Equity in earnings of unconsolidated affiliate            (0.1)        (0.2)        (0.2)           (0.3)
                                                          -----         ----        -----            ----
    Net income                                             15.9%        14.4%        16.1%           15.4%
                                                          =====         ====        =====            ====

 The following table summarizes sales by product line and geographical location:

                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                           -----------------------    -----------------
                                                              1997         1996         1997     1996
                                                           ----------    ---------    --------  -------
 Reconstructive products                                    $121.3         $110.2       $394.1   $352.4
 Spinal implants                                              16.8           12.5         45.8     32.0
 Trauma products                                              15.9           14.1         45.9     40.7
 Sports medicine                                              12.7           13.2         37.4     35.0
 Other products                                               13.8           17.3         49.9     56.2
                                                            ------         ------       ------   ------

  Total sales                                               $180.5         $167.3       $573.1   $516.3
                                                            ======         ======       ======   ======
U.S. sourced sales                                          $104.2         $103.1       $321.4   $302.4
International sourced sales                                   76.3           64.2        251.7    213.9
                                                            ------         ------       ------   ------

  Total sales                                               $180.5         $167.3       $573.1   $516.3
                                                            ======         ======       ======   ======
Sales to customers located in the United States             $ 97.9         $ 93.7       $298.7   $279.9
Sales to customers located outside the United States          82.6           73.6        274.4    236.4
                                                            ------         ------       ------   ------
  Total sales                                               $180.5         $167.3       $573.1   $516.3
                                                            ======         ======       ======   ======

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,1996


Net sales were $573.1 million for the nine months ended September 30, 1997, representing an increase of $56.8 million, or 11% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 3%. The acquisitions of Landanger in April 1997 and DePuy OrthoTech in March 1996 resulted in additional sales growth of 6%. The effects of foreign exchange rates in 1997 compared with 1996 and the sale of the pharmaceutical and healthcare businesses resulted in an unfavorable impact on sales of 2% and 2%, respectively. The remaining 6% increase primarily related to the growth in sales of joint reconstructive products.

The components of the worldwide sales improvement were as follows:

                Acquisitions                                   6%
                Volume and product mix                         7%
                Net pricing changes                            2%
                Effect of foreign exchange rates              -2%
                Divestitures                                  -2%

U.S. sourced sales to unaffiliated customers rose $19.0 million, or approximately 6%, during the nine months ended September 30, 1997. This growth was primarily attributable to increased sales of spinal and joint reconstructive implants and to the acquisition of DePuy OrthoTech in March 1996.

International sourced sales to unaffiliated customers rose $37.8 million, or 18%, during the nine months ended September 30, 1997. This increase in sales was primarily attributable to the acquisition of Landanger in April 1997 resulting in international sales growth of 14%. The continued expansion in the European and Asia/Pacific regions also caused sales to grow by 11% and 5%, respectively, exclusive of the effects of foreign exchange and divestitures. The negative effect of foreign exchange rates partially offset the overall increase in international sales by 7% and divestitures caused sales to decline by 5%.

The Company's gross profit for the nine months ended September 30, 1997 was $398.3 million, or 69.5% of sales, as compared to 69.9% of sales for the prior nine-month period. During the second quarter of the year, certain one-time inventory adjustments related to discontinued, obsolete and excess products were recorded resulting in a 1.0% decrease in gross margin. This decrease was partially offset by various manufacturing efficiencies obtained through cost controls and higher unit sales.

Selling, general and administrative expenses totaled $215.7 million for the first nine months of 1997. As a percent of sales, these expenses remained flat at 37.6% for the first nine months of 1997 and 1996, reflecting the Company's continued emphasis on cost control.

Research and development expenses increased to $20.5 million, or 3.6% of sales during the first nine months of 1997 as compared to 3.1% reported in the same period in 1996. This increase was largely due to the acquisition of Landanger. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

Goodwill amortization totaled $11.2 million for the first nine months of the year, representing a $1.9 million increase compared to the same period in the prior year. This increase primarily related to the recording of additional goodwill related to the acquisitions of DePuy OrthoTech in March 1996 and Landanger in April 1997, partially offset by lower amortization on the goodwill related to the healthcare and pharmaceutical businesses which were sold during the first half of the year.

Special items, net, reported during the first nine months of 1997 includes an $8.0 million gain on the sale of the pharmaceutical business of DePuy International Limited, effective March 28, 1997, and a $26.9 million gain on the sale of the healthcare business of DePuy International Limited, effective May 29, 1997, described in Note 3 to the financial statements. These gains were partially offset by special charges totaling $43.4 million including:

        . $8.9 million of costs incurred to reorganize the distribution channels of the Company,
        . $17.4 million charge to recognize minimum obligations to former distributors,
        . $7.9 million provision for impairment in value of assets primarily related to foreign operations,
        . $5.2 million provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition, and
        . $4.0 million provision for purchased research and development, as described in Note 3 to the financial statements.

Interest expense was $5.5 million through September 30, 1997, representing a $0.1 million decrease compared to the same period in the prior year.

Other income, net, totaled $6.6 million for the first nine months of the year as compared to $2.8 million reported in the prior year, representing an increase of $3.8 million. This increase mainly resulted from higher interest income related to larger invested cash balances, partially offset by foreign currency losses.

The effective income tax rate for the period was 35.3% as compared to 42.9% reported in the same period of the prior year. The 7.6% reduction in the rate resulted primarily from the tax effects of the gain realized on the sale of the pharmaceutical and healthcare businesses and the financing structure related to the Landanger acquisition.

Net income for the nine months ended September 30, 1997 was $92.5 million, or 16.1% of sales, representing 16.2% growth over the prior year. This increase was attributable to a 10.6% increase in operating profit, excluding special items and one-time inventory adjustments, and to a lower effective income tax rate.


Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Net sales were $180.5 million for the quarter ended September 30, 1997, representing an increase of $13.3 million, or 8% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 3%. The acquisition of Landanger in April 1997 resulted in additional sales growth of 7%. The effects of foreign exchange rates in the third quarter of 1997 compared with the same quarter in 1996 and the sale of the pharmaceutical and healthcare businesses resulted in an unfavorable sales impact of 2% and 4%, respectively. The remaining 4% increase related primarily to the growth in sales of joint reconstructive and trauma products.

The components of the worldwide sales improvement were as follows:

                Acquisitions                                   7%
                Volume and product mix                         5%
                Net pricing changes                            2%
                Effect of foreign exchange rates              -2%
                Divestitures                                  -4%

U.S. sourced sales to unaffiliated customers rose $1.1 million, or approximately 1%, during the three months ended September 30, 1997. This growth was primarily attributable to increased sales of spinal and joint reconstructive implants.

International sourced sales to unaffiliated customers rose $12.1 million, or 19%, during the three months ended September 30, 1997. The majority of this increase resulted from sales growth of 17% related to the acquisition of Landanger. In addition, continued expansion in the European and Asia/Pacific regions caused sales to grow by 12% and 7%, respectively, exclusive of the effects of foreign exchange and divestitures. The effect of foreign exchange rates resulted in an unfavorable impact on international sourced sales of 6% for the quarter and the decline in sales resulting from divestitures was 11%.

The Company's gross profit for the three months ended September 30, 1997 was $129.1 million, or 71.5% of sales, as compared to 70.8% of sales for the same quarter in the prior year. The increase in gross margin as a percent of sales resulted from the divestitures of lower margin businesses during the first half of the year, increased sales of spinal products and continued improvements in manufacturing costs.

Selling, general and administrative expenses totaled $69.5 million for the third quarter of 1997, or 38.5% of sales, as compared to 39.5% in the same period of the prior year. This decrease as a percent of sales results from higher costs incurred in the prior year related to the conversion of the U.S. distribution structure from independent sales agents to company-managed territories and reflects the Company's continued emphasis on cost control. This decrease was partially offset by the higher general and administrative expenses attributable to the Landanger acquisition.

Research and development expenses increased to $6.9 million or 3.8% of sales during the third quarter of 1997 as compared to $5.7 million, or 3.4% of sales during the same period in 1996. This increase was primarily due to the acquisition of Landanger. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

Goodwill amortization totaled $3.6 million for the three months ended September 30, 1997, compared to $2.7 million in the prior year. The $0.9 million increase related to the recording of additional goodwill for the Landanger acquisition.

Interest expense was $2.8 million for the quarter, representing a $0.6 million increase compared to the same period in the prior year. This higher expense primarily resulted from the financing of the Landanger acquisition.

Other income, net, totaled $3.4 million for the third quarter of the year as compared to $0.4 million reported in the prior year, representing an increase of $3.0 million. This increase mainly resulted from higher interest income related to larger invested cash balances.

The effective income tax rate for the period was 41.5% compared to 43.1% reported in the same period of the prior year. The 1.6% decrease was primarily the result of the financing structure related to the Landanger acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Prior to the reorganization described in Note 2 to the financial statements, the Company's cash flow in the United States was pooled with that of Corange's other U.S. operations. Effective with the Company becoming a public company, all cash generated is now maintained in its own accounts and is available for use by the Company. In addition to the net proceeds received from the Initial Public Offering effective October 30, 1996, cash generated from operations is the principal source of funding available and provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $212.7 million at September 30, 1997, compared with $209.4 million at December 31, 1996.

Net proceeds received from the Public offering in October 1996 totaled $138.9 million. A portion of this cash was used to fund part of the cost of the Landanger acquisition. The remaining cash is currently invested primarily in cash equivalents and will be used to finance the expansion of the Company's business, provided suitable acquisitions can be identified.

Working capital at September 30, 1997, was $386.3 million, representing a $17.2 million increase from December 31, 1996. The annualized inventory turnover ratio for the nine months ended September 30, 1997 was 1.4, down from the 1.6 level reported during the nine months ended September 30, 1996. The annualized accounts receivable turnover rate was 5.7 for the first nine months of 1997, decreasing slightly from 5.8 in the same period in 1996.

Operating activities generated $109.3 million of cash in the first nine months of 1997 as compared to $83.4 million in the same period in the prior year. Cash flows resulted from the timing of tax payments and changes in working capital, partially offset by receipt of payment during the first nine months of 1996 of an affiliate receivable outstanding at December 31, 1995. In addition, the special items discussed in Note 3 affected several line items on the statement of cash flows, such as other current and noncurrent liabilities and gain on sale of assets.

Cash flows used for investing activities totaled $122.3 million through the third quarter of 1997 including $146.5 million paid in consideration for the acquisition of Landanger (net of cash received), capital expenditures of $20.4 million and purchases of short-term investments of $0.9 million, partially offset by proceeds received from the sale of the pharmaceutical and healthcare businesses of DePuy International of $45.5 million. In the first nine months of 1996, cash flows used for investing activities of $68.5 million included $45.9 million consideration paid for the acquisition of DePuy OrthoTech in March 1996 (net of cash received), $6.0 million of deferred payments made in 1996 related to the acquisitions of ACE Medical Company in March 1994 and of CMW Laboratories in November 1994, and $16.6 million for capital expenditures.

Cash flows from financing activities were $17.7 million in 1997 and included a net increase in debt of $18.0 million and dividends paid of $0.3 million. The increase in debt was primarily due to the partial financing of the Landanger acquisition, partially offset by reductions in debt to affiliates. During the first nine months of 1996, cash flows used for financing activities totaled $3.9 million resulting from a net decrease in debt of $28.6 million and dividends of $5.0 million paid to another affiliate, partially offset by $29.7 million of advances received from an affiliate as part of the centralized cash management system described above (funds used for the DePuy OrthoTech acquisition).

The Company declared an annual cash dividend of $.12 per share in October 1997 payable in January 1998 and anticipates that it will pay dividends annually, provided that funds are legally available therefore and subject to the discretion of the Board of Directors. Capital expenditures are expected to be approximately $27 million in 1997, primarily consisting of purchases of machinery and equipment. In addition to these funding requirements, the Company expects to continue to evaluate potential acquisitions to expand its business.

The Company has historically been able to fund its capital and operating needs through its cash flow from operations and expects to be able to continue to do so in the future. The Company believes that with its current cash position and its ability to obtain additional cash, either through the issuance of additional shares of common stock or utilization of credit lines, it has the ability to fund potential acquisitions.


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

The shift in product mix and trends toward industry discounting have had an impact on the Company's sales with respect to hip replacement systems and, to a lesser extent, knee replacement systems. Although it is uncertain how these issues will affect future performance, the Company has experienced a gradual leveling of prices in the U.S. during the last year and a reduction in the shift to lower-priced cemented products.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

  Not Applicable

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

  Not Applicable

Item 2 - Changes in Securities and Use of Proceeds

     Pursuant to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-09345) which became effective on October 30, 1996, the Company issued 8,580,000 shares of common stock, including shares issued pursuant to the exercise of an underwriter's over allotment option. The offering generated net proceeds to the Company after expenses, discounts and commissions of approximately $139 million. The Company used $75 million of such net proceeds to partially fund the acquisition of Landanger-Camus in April 1997. The Company plans to use the remaining proceeds from the offering to finance additional expansion of the Company's business, provided suitable acquisitions can be identified and negotiated. Pending such use, the remaining proceeds of the offering are being invested primarily in cash equivalents.

Item 3 - Defaults Upon Senior Securities

     Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5 - Other Information

     Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

       4.1 Convertible Loan Agreement dated as of July 11, 1997 between DePuy Orthopedie S.A. (Borrower) and Credit Lyonnais New York Branch (Lender)*

       4.2 Participation Agreement dated as of July 11, 1997 between Credit Lyonnais New York Branch (Lender) and DePuy Finance LLC (Participant)*

       4.3 Participation Agreement dated as of July 11, 1997 between Credit Lyonnais New York Branch (Lender) and De Puy AG (Participant)*

         * The Company agrees to furnish a copy to the Commission upon request.

      27.1   Financial Data Schedule

     (b) Reports on Form 8-K


     During the three-month period ended September 30, 1997, the Company did not file any current reports on Form 8-K.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date:  November 12, 1997   DEPUY, INC.

                                By:   /s/ Steven L. Artusi
                                      ----------------------------------
                                      Steven L. Artusi
                                      Senior Vice President,
                                        General Counsel and Secretary


     Date:  November 12, 1997   By:   /s/ Thomas J. Oberhausen
                                      ----------------------------------
                                      Thomas J. Oberhausen
                                      Senior Vice President and
                                        Chief Financial and Accounting Officer

                                 EXHIBIT INDEX

     EXHIBIT NO.         DESCRIPTION                                   PAGE NO.
     -----------         -----------                                   --------

       4.1 Convertible Loan Agreement dated as of July 11, 1997 between DePuy Orthopedie S.A. (Borrower) and Credit Lyonnais New York Branch (Lender)*

       4.2 Participation Agreement dated as of July 11, 1997 between Credit Lyonnais New York Branch (Bank) and DePuy Finance LLC (Participant)*

       4.3 Participation Agreement dated as of July 11, 1997 between Credit Lyonnnais New York Branch (Bank) and De Puy AG (Participant)*

         * The Company agrees to furnish a copy to the Commission upon request.


       27.1      Financial Data Schedule