Form 10-K
period 1997-12-31
DEPUY INC
filed 1998-03-31
CIK 1019900

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to

                      Commission file number:  001-12229

                                  DEPUY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                         35-1989795
      (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

   700 ORTHOPAEDIC DRIVE, WARSAW, INDIANA            46580
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

     Registrant's Telephone Number, Including Area Code:  (219) 267-8143

     Securities registered pursuant to Section 12(b) of the Act:

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------          -----------------------------------------
     Common Stock, par value $.0l            New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check [x] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes  X    No _____
                                  ---

     Indicate by check [x] if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [x]
             ---------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998 was $420,462,572. Registrant's closing price as reported on the New York Stock Exchange--Composite Transactions for March 16, 1998 was $26.75 per share.

     The number of shares of Common Stock, par value $.0l per share, outstanding as of March 16, 1998 was 98,778,226.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on April 30, 1998 are incorporated by reference in Part III of this Report.
================================================================================

                                    GENERAL

     This Report includes forward-looking statements concerning the Registrant's operations, economic performance and financial condition. Such forward-looking statements involve risks and uncertainties and are subject to change based on various factors. Actual results could differ materially from those currently anticipated. Readers are cautioned not to place undue reliance on forward-looking statements, which only speak as of the date of this Report.

     Certain of the information contained in "Item 1. Business" concerning the definition, size and development of the various product markets in which the Registrant participates and the Registrant's general expectations concerning the development of such product markets, both domestically and internationally, are based on estimates prepared by the Registrant using data from various sources (primarily Medical Data International, Medifacts International, MDIS Publications, IMS America and Market Line International, as well as data from the Registrant's internal research), which data the Registrant has no reason to believe are unreliable, and on assumptions made by the Registrant, based on such data and its knowledge of the orthopaedic industry, which the Registrant believes to be reasonable. While the Registrant is not aware of any misstatements in such information, the Registrant's estimates, in particular as they relate to the Registrant's general expectations concerning the product markets in which the Registrant participates, involve risks and uncertainties and are subject to change based on various factors. Market share figures contained in the narrative portions of Item 1. "Business" includes sales of the Registrant's 50% owned subsidiary, DePuy DuPont Orthopaedics.

                           _________________________

     DePuy(R), ACE(TM), OrthoTech(TM), LCS(R), AMK(R), Charnley(R), Endurance(R), Solution System(R), Duraloc(R), Elite(TM), Coordinate(TM), Global(TM), STERILE VIEW(R), POROCOAT(R), CMW(R), AML(R), Peak(TM), NeuFlex(TM), Prodigy(R), and Cida(TM) are trademarks of the Company, its subsidiaries or affiliates. Hylamer(R) and Marathon(TM) are trademarks of DePuy DuPont Orthopaedics(TM). Kevlar(R) is a registered trademark of E.I. DuPont de Nemours and Company. MOSS(R) is a registered trademark of Biedermann Motech GmbH, the Company's joint venture partner in DePuy Motech(TM).

                                    PART I

ITEM 1. BUSINESS.

INTRODUCTION

     DePuy, Inc. ("DePuy" or the "Company") is one of the world's leading designers, manufacturers and distributors of orthopaedic devices and supplies. The Company's products are used primarily by orthopaedic medical specialists and spinal neurosurgeons in both surgical and nonsurgical therapy to treat patients with musculoskeletal conditions resulting from degenerative diseases, deformities, trauma and sports-related injuries. The Company's products cover a broad range of orthopaedic needs and include hip and knee implants for primary and revision joint replacement; shoulder implants to reconstruct damaged joints; spinal implants to facilitate fusion of elements of the spine and to correct deformities; trauma products to reconstruct small and large bone fractures; and implants, knee braces and other soft good supplies for the rehabilitation of sports-related injuries. Additionally, the Company markets complementary products for the operating room.

     Founded in 1895 by Revra DePuy, DePuy is the world's oldest manufacturer of orthopaedic devices. In October 1996, the Company became a public company through an Initial Public Offering of its Common Stock (the "Initial Public Offering" or the "IPO"). Prior to the Initial Public Offering, the worldwide operations of DePuy were consolidated under Corange U.S. Holdings, Inc., an Indiana corporation ("CUSHI"), and an indirect wholly-owned subsidiary of Corange Limited, a Bermuda company and the ultimate parent of the DePuy group ("Corange"). As part of such reorganization, Boehringer Mannheim Corporation ("BMC"), the U.S. operating subsidiary of the Boehringer Mannheim companies (which were under common control with the DePuy subsidiaries) was transferred outside the CUSHI consolidated group. Following such reorganization, for purposes of reincorporating CUSHI in Delaware, CUSHI was merged downstream into the Company, with the Company as the surviving entity in such merger. The Company had been organized in Delaware on July 26, 1996 as a wholly-owned subsidiary of CUSHI for purposes of becoming the holding company for the DePuy group after the Initial Public Offering. On March 5, 1998 Roche Healthcare Limited, a Bermuda corporation and a subsidiary of Hoffman-LaRoche ("Roche"), acquired Corange to become the indirect owner of approximately 84% of DePuy's common stock held by Corange and its subsidiaries. Roche is a multinational company and world leader in research-based healthcare with principal businesses in pharmaceuticals, diagnostics, vitamins and fine chemicals, and fragrances and flavors. Although the Company cannot predict the effect this acquisition may have on its future performance, it believes it will be permitted to continue its growth and success under the guidance of another world leader in healthcare.

     The Company's principal executive offices are located at 700 Orthopaedic Drive, Warsaw, Indiana 46580 and its telephone number is (219) 267-8143.

INDUSTRY OVERVIEW

     The Company believes the orthopaedic product market had approximately $8.9 billion in 1997 sales worldwide, with U.S. sales constituting approximately $4.9 billion of that total. The Company estimates that reconstructive products accounted for approximately $3.7 billion of the 1997 worldwide orthopaedic market, with the U.S. and international markets split equally with approximately $1.85 billion each. The Company believes that it is one of the leading manufacturers of reconstructive products worldwide, having a worldwide market share of approximately 15% in 1997, and the second leading manufacturer in the U.S. With respect to hip products, the Company believes that it is the leading manufacturer worldwide and one of the two leaders in the U.S. Within the knee market, the Company believes it is the third leading manufacturer worldwide and in the U.S. The Company believes that it is currently one of the leading manufacturers within the worldwide spinal market, and that its market share would significantly increase upon the finalization of the purchase of AcroMed Corporation ("AcroMed") as described in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The spinal market is one of the fastest-growing segments in musculoskeletal surgery.

     DePuy has established a leading market position through the continued introduction of high quality, clinically-proven products in major segments of the orthopaedic industry. Geographically, the Company commenced the development of international distribution channels in 1988 and now has Company-owned distribution subsidiaries in all major markets outside the U.S. International sales have increased to 49% of total sales in 1997, up from 11% in 1988. The Company's acquisitions and alliances have also focused on the entry into the high growth markets of spinal implants, trauma and sports medicine. In 1993, the Company entered the expanding market of spinal implants through a joint venture with Biedermann Motech GmbH of Germany. In 1994, the Company expanded its position in the trauma device market through the acquisition of ACE Medical Company, now called DePuy ACE Medical

Company ("DePuy ACE"), a leading manufacturer of titanium alloy trauma products and externally applied fixation devices for the treatment of fractures. Also in 1994, DePuy International Ltd. ("DePuy International", formerly Charles F. Thackray Limited, acquired by the Company in 1990) acquired CMW Laboratories ("CMW"), the oldest orthopaedic bone cement manufacturer in the world. In March 1996, the Company expanded its position in the fast-growing sports medicine device market through its acquisition of Orthopedic Technology, Inc., now called DePuy Orthopaedic Technology, Inc. ("DePuy OrthoTech"), a manufacturer and distributor of external braces used in the prevention and rehabilitation of sports-induced injuries. In order to focus on its core competencies in orthopaedics, the Company entered into agreements in March and May 1997 to sell the pharmaceutical and healthcare businesses of its subsidiary in the United Kingdom, DePuy International. In April 1997, the Company acquired Landanger-Camus ("Landanger"), headquartered in Chaumont, France, the leading French manufacturer of hip implants and one of the leading French distributors of orthopaedic devices and supplies. This acquisition is disclosed in Note 1 to the Consolidated Financial Statements contained herein. DePuy believes that many of its target markets remain fragmented, providing opportunities for continued consolidation. Technologically, DePuy seeks to remain on the leading edge of innovation and has established programs in the area of bone and tissue regeneration and biomaterials.

     In the United States, DePuy has been at the forefront of pursuing opportunities in a managed care environment. As the pressures on cost containment continue to increase within the healthcare industry, DePuy has actively pursued contracts with national and regional hospital buying groups, as well as individual healthcare facilities, where the Company believes that the increase in unit volume produced by high levels of product sales to such groups, and the opportunity for increased market share, continue to offset the financial impact of discounting products. The Company has also created and introduced software packages to help surgeons and healthcare facilities document and collect reliable data on costs, clinical results, outcomes and patient satisfaction. By demonstrating the superiority of its products, through careful tracking, evaluation and promotion of clinical outcomes, the Company believes that it is well positioned for its customers to receive patient referrals from third-party payers and integrated healthcare delivery networks.

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

                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN MILLIONS)

                            1997              1996              1995              1994              1993
                      ---------------   ---------------   ---------------   ---------------   ---------------
                              Percent           Percent           Percent           Percent           Percent
                       Net       of      Net       of      Net       of      Net       of      Net       of
                      Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                      ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
Reconstructive
 products...........  $531.7     69%    $470.2     67%    $450.6     71%    $405.9     74%    $363.2     78%
Spinal implants.....    61.8      8       45.5      7       30.6      5       12.5      2        3.2      1
Trauma products.....    61.7      8       56.4      8       49.4      8       38.5      7        8.5      2
Sports medicine(1)..    50.3      7       48.2      7       29.4      4       27.7      5         --     --
Other products......    64.7      8       77.0     11       76.6     12       67.2     12       91.8     19
                      ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
      Total sales...  $770.2    100%    $697.3    100%    $636.6    100%    $551.8    100%    $466.7    100%
                      ======  =======   ======  =======   ======  =======   ======  =======   ======  =======

_________________
(1) Prior to 1994, sales of sports medicine products were included in other products.

     Recognizing that much of the future growth in its core implant business would come from international markets, the Company began focusing in the late 1980s on increasing its sales outside the United States by developing distribution channels in countries outside the U.S. See "Business--Marketing and Sales." From 1991 to 1997, non-U.S. revenue increased from 33% to 49% of total revenues. The following table sets forth the geographic sources of the Company's revenues for the past five years based on customer location.

                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN MILLIONS)

                               1997              1996              1995              1994              1993
                         ---------------   ---------------   ---------------   ---------------   ---------------
                                 Percent           Percent           Percent           Percent           Percent
                          Net       of      Net       of      Net       of      Net       of      Net       of
                         Amount   Total    Amount   Total    Amount   Total    Amount   Total    Amount   Total
                         ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
United States........    $394.6     51%    $373.8     54%    $349.9     55%    $333.3     61%    $296.7      64%
Europe...............     229.3     30      186.0     27      172.2     27      132.8     24      112.6      24
Asia/Pacific.........     120.2     16      107.0     15       90.6     14       68.3     12       42.9       9
Other................      26.1      3       30.5      4       23.9      4       17.4      3       14.5       3
                         ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
      Total sales....    $770.2    100%    $697.3    100%    $636.6    100%    $551.8    100%    $466.7     100%
                         ======  =======   ======  =======   ======  =======   ======  =======   ======  =======

The Company's backlog of firm orders is not material.

     Reconstructive Products

     Until the early 1960s, the orthopaedic industry was primarily involved with the manufacture and sale of products intended for treatment of injuries, most often traumatic injuries. As a result of developments which began in the late 1950s and the early 1960s, products and procedures were developed for the treatment of joint disease, such as arthritis, as well. Total joint replacement surgery replaces worn joints with components made of stainless steel, titanium alloy or cobalt chromium alloy, depending on the design, and ultra-high molecular weight polyethylene ("UHMWPE"), a medical grade plastic. The first widely-used products were various forms of hip replacements, some of which, especially in the early years, involved the replacement of the femoral side only. As the years progressed, total joint replacement became the standard procedure. Development of total knee systems followed the development of total hip replacements.

     The worldwide market for reconstructive implant devices in 1997 was approximately $3.7 billion in sales. Of these sales, approximately 50% were in the U.S. and 50% were in the rest of the world. The Company's worldwide sales of reconstructive products in 1997 was approximately $532 million.

     Reconstructive products may be further broken down by category into cemented products, cementless products and revision products. Cemented products are secured to the bone with a grout made of polymethylmethacrylate ("cement" or "bone cement"). Cementless products are "biologically fixed," which means the surrounding tissue grows into the implant's porous, beaded coating, or macro texture features, securing it without the use of cement. A revision product, which may be either cemented or cementless, is the implant used when revision surgery is performed after a primary implant wears out or becomes loose after years of use.

     The Company designs, manufactures and markets a full line of joint reconstructive implants for the hip, knee, shoulder, elbow, wrist and ankle.

     Hip Systems. The Company believes the market for hip implant products in 1997 was approximately $1.9 billion in sales worldwide and approximately $800 million in sales in the U.S. The Company believes it is the leading manufacturer of hip implant products worldwide and is one of the two leaders in the United States.

     In hip arthroplasty, the "ball and socket" of the hip joint are replaced with several components, depending on the product design. The stem, made of stainless steel, titanium alloy or cobalt chromium alloy, supports the head, which articulates with the acetabular component. The acetabular component, which usually consists of a polyethylene liner and metal cup or an all polyethylene cup, replaces the socket. DePuy offers a full line of hip implants to meet patient needs and surgeon preferences. Its two leading total hip systems are the Charnley Hip and the AML Hip. The Charnley Hip is one of the leading cemented hip implants in the world by unit volume. The AML Hip and the Solution System are, the leading porous-coated hip system and the leading revision hip system, respectively, in the U.S.

          AML Total Hip System. The AML Hip is a cementless system that uses a proprietary porous implant coating ("POROCOAT") to secure the implant in place through biological fixation. Considered the Company's flagship product, the AML hip stem was the first implant to obtain Premarket Approval ("PMA") from the Food and Drug Administration (the "FDA") for use without cement and has the longest clinical history of any cementless hip implant on the market today, with a survivorship estimated to be 99% at 10 years. The extensively porous-coated AML and Prodigy Hip System is the most widely used cementless system in the U.S.

          Charnley Hip System. The Charnley Hip is a stainless steel alloy cemented hip implant with extensive clinical history. It was the world's first total hip implant and has the longest clinical history of any implant on the market. The Charnley femoral hip stem has a survivorship estimate of 95% at 20 years. The Charnley Hip is one of the leading cemented hip implants in the world by unit volume. The new generation of the Charnley family, the Elite Plus Total Hip, was introduced in 1995, and can utilize a Zirconia femoral bearing surface designed to further reduce wear of the surface and prolong the life of the arthroplasty. In the U.S., the Endurance System expands upon the principles of the Charnley Hip. Manufactured from a cobalt chromium alloy, the Endurance System was introduced in 1994.

          Solution System. Revision hip surgery is performed when infection occurs or the supporting bone or primary implant wears out from years of use. Introduced in 1990, the Solution System was the first extensively porous-coated revision system on the market. The POROCOAT coating helps provide the additional stability required in revision hip surgery. The Solution System, with its extensive successful clinical history and product offering, has a substantial share of the revision market in the U.S. DePuy also markets a cemented revision implant as part of the Endurance System.

          Duraloc Acetabular Cup System. The Duraloc Acetabular Cup System features a sensor-ring locking mechanism, uniform dome loading, optimal polyethylene thickness and offers a wide assortment of options to address specific patient needs. This combination permits mobility without sacrificing structural support. The patented Duraloc Acetabular Cup System is a leading cup system in the U.S.

     Knee Systems. The Company believes the worldwide and U.S. markets in 1997 for knee implants were $1.7 billion and $1.0 billion, respectively, in sales. The Company believes it is the third largest manufacturer in the knee market in the U.S. and worldwide.

     Total knee arthroplasty consists of several components depending on the product design: the femoral component, the tibial component and the patellar component. The Company offers a full range of implants, including the LCS Knee, the AMK Knee and the Coordinate Revision Knee System.

          LCS Total Knee System. The LCS Total Knee System is a mobile-bearing knee system. The mobile bearings incorporated into the design allow the implant to more closely simulate the anatomic movement of a natural knee while minimizing stresses on the implant components. The patented LCS Knee design, launched in 1985 after extensive clinical trials, has FDA Premarket Approval for both cemented and cementless indications for use. The LCS Knee design was the first, and continues to be the only, mobile-bearing knee commercially available for use in the U.S. The LCS Knee has 19 years, including initial development and clinical trials, of clinical history with a 97% survival estimate at seven years. The LCS Knee is the number one selling mobile-bearing knee implant worldwide and in the U.S. Within the U.S. sales have been increasing as the implant's success rate becomes more widely known and its clinical history is extended, providing more clinical data of its success.

          AMK Total Knee System. Introduced in 1987, the AMK Total Knee System is a fixed-bearing knee system with left and right, rather than universal, femoral components. The AMK Knee may be used for primary and revision knee surgery needs and has nine years of clinical follow-up history. In 1990, the Company introduced the AMK PS (Posterior Stabilized) design, which is a complementary product intended to address another industry trend toward posterior stabilization of the knee joint, the fastest-growing area in the knee implant market.

          Coordinate System. The Coordinate system is a revision knee system which uses the same instrumentation as the AMK Knee family of products.

     Extremities. The Company believes the worldwide and U.S. markets in 1997 for extremities implants (shoulders, ankles, elbows, wrists and digits) were nearly $112 million and nearly $75 million, respectively. Within the extremities market, shoulder implants accounted for over 65% of 1997 sales worldwide and in the U.S. DePuy believes it is the leading manufacturer of extremities implant products overall and of shoulder implants. Once considered a difficult surgery with questionable outcomes, the improved technology embodied in the Global Total Shoulder System has helped the procedure gain acceptance. The Global Shoulder was introduced in 1992, and became a market leader within four years in the U.S. shoulder market.

     Spinal Implants

     One of the fastest-growing markets in musculoskeletal surgery, the spinal implants market for 1997 was approximately $660 million in sales worldwide, with approximately $430 million in the U.S. In 1993, the Company entered the spinal market through a joint venture with Biedermann Motech GmbH of Germany. The resulting company, DePuy Motech, is 80% owned by DePuy. This joint venture has made the Company one of the worldwide leaders in the sale of spinal implant devices in less than four years after its entry into the market. The Company's 1997 worldwide sales were $61.8 million.

     The primary goals of spinal instrumentation systems are to correct for spinal deformity or imbalance, to reestablish stability of the spine and to eliminate pain. Hooks, rods, screws and anterior support devices (metallic, ceramic and bone), acting as the equivalent of modular spinal anchoring devices, are constructed by the surgeon to create an internal bracing mechanism.
Surgeons adapt these components to the specific pathology of the individual patient, creating an implant construct intended to reconstruct and restore normal spinal biomechanics or facilitate bone fusion.

     DePuy Motech has differentiated itself from other manufacturers of spinal implants by basing its implants on "load sharing", which advocates the support of the spine both anteriorly (front) and posteriorly (back). This philosophy has now become an important surgical trend in spinal surgery.

     Among the Company's products is the MOSS System, the first system to address the concept of load sharing and recognize the importance of anterior column support to restore and balance the natural forces in the spine. The MOSS Miami System, introduced in 1995, set new design standards, while continuing to adhere to the Company's basic design philosophies. These are complete systems made of both titanium and stainless steel and include anatomical hooks, monoaxial and polyaxial screws and rods. They are designed for universal application in spinal surgery for deformities, tumor, trauma and degenerative diseases of the spinal column. These systems are marketed in the U.S. as spinal devices for fusion and for bone repair under Section 510(k) Premarket Notification ("510(k)") clearances. Within the U.S., DePuy markets the hooks and pedicle screws with labeling restrictions. Outside the U.S., marketing of pedicle screws for more general use, and the labeling and marketing of the Company's surgical mesh product for use between vertebrae, is allowed. The MOSS Miami System's availability in titanium alloy allows surgeons to use Magnetic Resonance Imaging and Computer Aided Tomography evaluation following surgery and provides an implant system for patients who may be sensitive to the nickel content of stainless steel.

     Among DePuy Motech's other recent products is Titanium Surgical Mesh, designed in Europe by Professor Jurgen Harms and Biedermann Motech, to provide a synthetic device to reinforce weak bony tissue. This product has gained market acceptance outside the U.S. and is marketed in the U.S. under 510(k) clearance received by Biedermann Motech in 1990. DePuy Motech is conducting an IDE study to further evaluate specific indications for use of Titanium Surgical Mesh. In June 1996, the Company offered its Peak Anterior Cervical Compression Plate and Peak Channeled Reconstruction Plate, part of the Peak Fixation System, for sale outside the U.S. The Peak Anterior Cervical Compression Plate addresses degenerative diseases of the anterior cervical spine and the Peak Channeled Reconstruction Plate is used in surgery to stabilize bony structures. These products are currently marketed in the U.S. under 510(k) clearances, with labeling restrictions.

     Trauma Products

     The orthopaedic trauma field, which involves the management of fractures, has as its objective the achievement of complete bone healing, or "union," and restoration of alignment and full range of motion in patients who have sustained fractures. The worldwide market for trauma products in 1997 was approximately $1.2 billion in sales, of which approximately 42% were sales in the U.S. The Company's fixation devices may be classified generally as external fixation devices and internal fixation devices. The acquisition of DePuy ACE in 1994 added critical mass to the Company's trauma product offerings, specifically adding products in the growing market of external fixation. Within the trauma market, the Company, through DePuy ACE, is a leading manufacturer of titanium alloy trauma products and externally applied fixation devices for the treatment of fractured bones. DePuy ACE was a pioneer in the use of titanium alloy implants in the orthopaedic trauma market. Titanium alloy more closely replicates the physical properties of bone than stainless steel and is associated with a higher degree of biocompatibility than stainless steel implants. The Company had trauma product sales of $61.7 million worldwide in 1997, representing 5% of the market. DePuy ACE is a market leader in Japan, the second largest geographic market for trauma products.

     Sports Medicine Products

     The sports medicine market, which includes arthroscopy equipment, soft tissue implants, braces and cold therapy, amounted to over $1.2 billion in sales worldwide in 1997, including approximately $920 million in the U.S. The soft goods market, which includes knee immobilizers, supports/splints and traction supplies amounted to approximately $400 million worldwide. The Company expanded its position in these areas through its acquisition of DePuy OrthoTech in March 1996, which added critical mass and expanded product lines. The Company's aggregate sales of sports medicine products in 1997, including soft goods, were $50.3 million worldwide.

     The Company's products include arthroscopy instruments, anterior cruciate ligament reconstructive guide systems, tissue fixation devices, cold therapy management systems, foot and ankle supports and orthopaedic knee braces. Within its knee brace product line, the Company offers a complete line of custom-made braces which are used by professional athletes in a number of sports. The Company also offers a complete line of high-quality, off-the-shelf knee braces.

     Cement

     To complement cemented reconstructive product lines, the Company entered the bone cement market in 1994 through the acquisition of CMW. CMW manufactures different types of bone cements used with reconstructive implants and had 1997 sales of approximately $20 million. Early in 1997, CMW received FDA clearance to market one type of its bone cement directly in the U.S. and additional versions are awaiting clearance for marketing in the U.S.

     Operating Room Products

     To complement its reconstructive products, the Company developed a comprehensive line of products designed to shield healthcare workers, surgeons and patients during surgery from cross-contamination and contact with body fluids which could contain potentially infectious bacteria. Orthopaedic reconstructive surgery carries a higher risk of such contamination or contacts than many other types of surgeries because the instrumentation required scatters microscopic particles, including bone and blood.

     The Company's product offerings include a series of cut-, stick- and puncture-resistant glove liners, developed and marketed by DePuy DuPont Orthopaedics, which incorporate Kevlar material, a lightweight fabric used in military helmets and in flack jackets that is stronger than steel. Other products include the Sterile View System, "space suits" that shield and filter airborne particulates, and the Cida-system, a line of germicidal products designed to ensure the cleanest possible surgical environment. The Company also markets power and manual instruments, wound drainage and tourniquet systems, smoke evacuation systems and instrument repair services.

     Product Development

     The Company conducts its research and development programs to maintain its proprietary position by making improvements to existing products and by developing new generations of products focused on new materials, unique designs, biologic biomaterials, and new non-invasive or minimally-invasive forms of treatment for afflictions and injuries currently requiring surgery.

     In-house, Company-sponsored research and development programs at Warsaw, Indiana; Leeds, United Kingdom and Roanne, France focus on enhancements to the metallic and polyethylene components of the implant and instrument devices the Company manufactures by increasing their strength, corrosion and oxidation resistance, fatigue resistance, or focusing on bearing surface improvements to the artificial joint being replaced in the human body. In addition, the Company conducts research on artificial joint simulators and enhancements to the bearing interface. The Company has also been instrumental in identifying and eliminating the oxidative effects caused by gamma irradiation sterilization techniques to UHMWPE by pioneering the use of gas plasma sterilization technology for polyethylene bearing components.

     As part of its long-range product development efforts, the Company initiated programs in 1990 in the biotechnology arena with an emphasis on orthobiologics and biologic biomaterials. The Company is researching technologies for the next century in the area of bone substitutes, cartilage regeneration, ligament and tendon reconstruction and musculoskeletal tissue engineering. Some of these efforts, however, if successful, are not expected to produce material product revenue until, at the earliest, the beginning of the next decade.

     Musculoskeletal and Tissue Regeneration. In the early 1990s, the demand for musculoskeletal tissue to repair traumatic and sports related injuries increased. At present, there are limited means of repairing injuries such as a rotator cuff deficiency or a meniscus tear. For certain other types of injury (particularly damage to ligaments and tendons), current treatment requires the use of tissue from another site on the patient's body, thereby increasing chances of morbidity and surgery costs. To address these problems DePuy moved into tissue engineering research by entering into an exclusive license agreement with Purdue University in March 1992 to develop a tissue engineering concept using Small Intestine Submucosa ("SIS"). SIS is a patented xenographic biomaterial that may be used as a scaffold in tissue engineering applications. SIS has been shown to facilitate the regeneration, repair and re-growth of the patient's own tissues at various anatomical sites. The Company is investigating SIS for ligament, tendon, bone, cartilage, meniscus and rotator cuff applications. In late 1996, the Company filed an IDE application for anterior cruciate ligament replacement using SIS. Approval was granted in December 1997 to initiate Phase I human clinical trials. Two of the twelve patients allotted for this clinical trial have been implanted with SIS anterior cruciate ligament devices and no complications have been noted to date.

     With orthopaedic surgeons identifying cartilage repair and bone substitute materials as significant needs, DePuy entered into an exclusive license agreement with Genentech, Inc. in February 1992 which allows DePuy the right to evaluate the use of Transforming Growth Factor Beta One ("TGF-B1") for orthopaedic applications. TGF-B1 has been shown to aid in bone regeneration and remodeling and to inhibit bone resorption, along with stimulating articular cartilage repair and regeneration. The Company is studying alternate methods of utilizing TGF-B1 for bone regeneration through gene therapy and is investigating the effects, both local and systemic, of direct applications of TGF-B1 to stimulate cartilage repair and regeneration. Initial studies in vitro and in vivo have demonstrated increased cartilage cell proliferation and matrix synthesis.

     The Company is also involved in an orthobiologic program aimed at addressing joint trauma and degeneration. The Company is researching articular cartilage repair and bone regeneration through collaborations with companies utilizing resorbable polymers, cell technology applications and gene therapy delivery mechanisms. In addition, the Company is working with Matrix Biotechnologies, Inc., in which the Company has a minority interest, to research and develop cartilage repair products, including materials, procedures and related instrumentation, without the need for prosthetics. One focus of this collaboration is the development of technology for the repair and/or regeneration of focal articular cartilage defects using a bioresorbable device which can be placed at the defect site to promote the body's own ability to repair cartilage damage.

     Biomaterials. In July 1987, DePuy signed an exclusive research agreement with E.I. DuPont DeNemours and Company to investigate the use of advanced biomaterials (polymers, composites and resorbables) in orthopaedic applications and formed a partnership, DePuy DuPont Orthopaedics, in 1989 to distribute new products developed by the joint venture. This venture has already introduced a number of new products, including the Hylamer family of orthopaedic bearing polymers consisting of UHMWPE bearing surfaces. The polymers, available for use exclusively in the Company's hip, knee and shoulder implants, are designed to resist wear, deformation and material degradation, providing greater strength than traditional polymers. Recently, the venture gained FDA 510(k) approval to market and sell an improved cross-linked UHMWPE named Marathon. This new polymer bearing has demonstrated considerable improvements in functional wear studies. The newly-designed metacarpal phalangeal finger spacer/implant, NeuFlex, was released late in 1997. Further improvements to UHMWPE, composite implant designs, resorbable materials for screws, anchors and other fixation devices, as well as continued research in the area of fibers, elastomers and other polymers are at various stages in the research and product development cycle.

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

     The Company's business is generally not seasonal in nature. However, the number of elective orthopaedic surgeries performed tends to decline during the summer months.

     United States

     The Company markets its orthopaedic products in the United States through a network of approximately 500 independent, commissioned sales associates managed by 19 Company-employed territory general managers and five independent sales agents as of December 31, 1997. This structure has been evolving since 1994. The salesforce was reorganized as described below to create a structure where requisite investments in personnel, training and instruments would be made in the Company's new product areas such as spinal implants and trauma products. The reorganization also allowed the Company to ensure that sales associates were receiving appropriate incentives and compensation and to eliminate the involvement of those sales agents who were unproductive.

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

     As the Company's business expanded, in both product offering and share of market, in the 1980s and 1990s the sales agents were no longer able to maintain personal customer contact with all of the customers in their respective territories. As a result they began hiring independent sales associates who they assigned to segments of their territories and who in time took over customer and surgeon contact. The sales associates were compensated by the sales agent in accordance with separate arrangements between the sales agent and sales associates.

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

     Trauma and sports medicine products are both marketed through a combination of dedicated sales representatives and the Company's reconstructive implant marketing system of sales associates, sales agents and territory sales managers. In some areas, the Company has dedicated sales representatives for each product line, while in others the sales agents and sales associates sell all of the Company's product lines. In addition to the Company's sales agents, sales associates and territory sales managers, DePuy ACE uses two independent sales agents who do not carry any other DePuy products. DePuy OrthoTech's dedicated salesforce consists of its own 79-person employee sales organization and one regional distributor. Spinal implant products are marketed through a specialized sales force.

     To address the changing customer base in the U.S. orthopaedic market resulting from healthcare reform and the emergence of managed care, the Company has strengthened its national contracts department and added a managed care area to its sales department. See "Business--Industry Overview".

     International

     The Company distributes its products outside the United States and Canada, for the most part, through a number of distribution subsidiaries. Establishing a separate distribution channel in each country has been a critical part of the Company's strategy for marketing abroad. Knowledge of, and on site compliance with, each country's regulatory scheme requires the presence and unique knowledge of a local distributor. The ability to communicate with physicians, nurses and other operating room personnel in their own language, is also important. In addition, successful marketing requires an understanding of each country's healthcare system and its purchasing and reimbursement practices. Until 1988, all of the Company's sales outside the United States and Canada were to distributors who purchased the products, sold on their own account and established prices to their customers. Beginning in 1988 with the acquisition of the former Chevalier A.G. (now DePuy A.G.) in Switzerland, and continuing through the present time, the Company has followed a strategy of establishing a separate Company-owned subsidiary with DePuy employed salesmen in each major market or potential major market. These subsidiaries establish the prices for the products sold in their respective countries, first purchasing them from the Company and then reselling them at retail. In major markets, this process has sometimes involved the acquisition of the Company's previous distributor or entering into a joint venture with such distributor. In other markets, new companies have been created or are being formed at the present time. The Company now has distribution subsidiaries in the United Kingdom, Canada, Germany, France, Italy, Switzerland, Austria, Belgium, Portugal, Spain, Sweden, Japan, Korea, Singapore, Mexico, Taiwan, Hungary, the Czech Republic, Australia, New Zealand, Argentina, India and Hong Kong.

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

     For a breakdown of the Company's sales by geographic region and product, see "Business--Products." Additional information regarding sales, operating income and identifiable assets are disclosed in Note 16 to the Consolidated Financial Statements contained herein.

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

     The Company devotes significant attention to quality control in manufacturing its products. At the main reconstructive products manufacturing facilities, the quality control measures begin with an inspection of all raw materials and castings to be used in implants. Each piece is inspected at each step of the manufacturing process. As a final step, products pass through a "clean room" environment designed and maintained to reduce product exposure to particulate matter. The Company utilizes a new gas plasma sterilization system for its implants which was cleared with the FDA through the 510(k) process. The Company is the first and only company to receive such clearance for the industrial application of gas plasma sterilization. This process reduces the possibility of oxidation of polyethylene and is believed not to pose the environmental threats of other methods of sterilization.

     Approximately 75% of the Company's products are manufactured in-house, with the remaining 25% outsourced. Approximately 70% of DePuy ACE's trauma products are presently outsourced. The Company intends to bring all trauma implant manufacturing in-house over time. The primary raw materials used in the manufacture of the Company's reconstructive products are cobalt chromium alloy, stainless steel alloys, titanium alloy and UHMWPE. Certain components used, primarily castings and forgings which are the major material components of most implants, are purchased from a limited number of suppliers. However, the Company has back-up sources for all of its materials and believes that adequate capacity exists at its suppliers to meet all anticipated needs.

     As part of its business strategy, the Company has implemented manufacturing procedures to reduce costs and improve efficiencies as well as inventory management and control systems. The Company is incorporating manufacturing efficiencies into the design of instruments and is redesigning current instruments to reduce manufacturing costs. Due in large measure to these process improvements, manufacturing lead times have been considerably reduced. The Company also uses robotics to increase the manufacturing efficiency of its orthopaedic products. In addition, in 1996, the Company purchased one of its major instrument suppliers to further reduce costs and shorten the time required to get instruments to market.

     In its trauma products, the Company uses commercial titanium and titanium alloy in addition to stainless steel alloys. The Company competes with both government and commercial aerospace requirements for titanium, as well as golf equipment manufacturers. The aerospace industry controls both the price and supply of titanium products and can dramatically affect both the cost and availability of such materials. To address this concern, DePuy ACE has entered into a long-term agreement with its primary titanium supplier.

     In its sports medicine products, the Company uses rolled cloth goods, metals, plastics and foams, all of which are of standard stock and are readily available from a number of sources.

COMPETITION

     The orthopaedic device industry is highly competitive and has been characterized by innovation, technological change and advancement. Major companies that compete in the total joint implant market, some of which also market complementary non-implant lines that compete with the Company's other products, include Biomet Inc.; Zimmer, Inc., a subsidiary of the Bristol-Myers Squibb Company; Howmedica Worldwide, a subsidiary of Pfizer, Inc.; Smith & Nephew Orthopaedics, a division of Smith & Nephew Ltd.; Osteonics, Inc., a subsidiary of the Stryker Corporation; Johnson & Johnson Professional, Inc., a subsidiary of Johnson & Johnson; and Protek, Allopro and Sulzer Orthopedics, all divisions of Sulzer Limited. In the spinal instrumentation area, the Company's main competitors are Sofamor Danek Group, Inc.; Synthes; AcroMed Corporation; Cross Medical Products, Inc., Spine-Tech, Inc. and United States Surgical.

     Competition within the orthopaedic implant industry is primarily based on customer service, product design and performance, ease of use, peer influence among surgeons and results of the product over time. In recent years, price has become increasingly important as the industry matures and healthcare providers become more concerned with costs. At the present time, price is a factor in the sale of those devices where differentiation of the product cannot be clearly proven and the decision to buy is not significantly influenced by the surgeon. Additionally, as healthcare providers become more cost-conscious, the use of higher-priced devices has become increasingly limited to younger, more active patients, while lesser-priced devices are used in patients with a lower demand (i.e., shorter life expectancy and/or lower activity level). The Company believes that its future success depends upon providing high-quality service to all customers, offering a wide range of quality products at different pricing points, continuing to promote its key products and their already existing long-term successful outcomes and clinical results, pursuing additional strategic agreements with buying groups, offering a wide array of ancillary products used by the orthopaedic community and continuing to pursue, through research and development efforts, new products and services that can set the Company apart from its competitors.

     The Company's trauma product lines compete with products of Biomet, Inc.; Zimmer, Inc.; Smith & Nephew Orthopaedics, a division of Smith & Nephew Ltd; Howmedica, Inc., a subsidiary of Pfizer; Mathys Medical Ltd.; Stratec Medical; Synthes and Orthofix International N.V. Competition in this area is primarily based on service, product design and performance, technological advances, reputation and price.

     In the sports medicine product area, the Company competes with numerous other companies, principally Smith & Nephew Donjoy, Innovation Sports, Inc. and Lenox Hill Brace Co., Inc., a division of Hanger Orthopedic Group, Inc. The Company believes that the principal competitive factors affecting the sports medicine product field are customer service, product performance, technology, reputation and price. It believes that its service and technology distinguish it favorably from its competitors in the marketing and sale of its products.

     In the cement market, the Company competes with numerous other companies, primarily Howmedica, Inc., Schering-Plough Corp. and Zimmer, Inc.

EMPLOYEES

     As of December 31, 1997, the Company had approximately 3,220 employees worldwide, including approximately 1,090 engaged in the Company's U.S. reconstructive device business, approximately 70 employed by DePuy Motech, approximately 210 employed by DePuy ACE, approximately 430 employed by DePuy OrthoTech, and approximately 1,420 engaged in the Company's international businesses.

     Approximately 320 employees in the Warsaw, Indiana facility are represented by the United Paperworkers International Union, Local No. 7809, and are subject to a five year collective bargaining agreement expiring in June 2002. Approximately 215 employees in the Leeds, England facility are represented by the Amalgamated Engineering and Electrical Union and are subject to a collective bargaining agreement which expires in April 1999. In addition, approximately 20 employees at the Leeds, England facility are represented by the Manufacturing Scientific and Finance Union.

     The Company believes that its employee relations are satisfactory, and that its relationships with all unions representing its workers are non-adversarial and cooperative.

GOVERNMENT REGULATION

     The Company's operations are subject to rigorous governmental agency regulation in the United States and certain other countries.

     The FDA regulates the testing, labeling, manufacturing and marketing of medical devices to ensure that medical products distributed in the United States are safe and effective for their intended uses. The FDA also regulates the export of medical devices manufactured in the United States to international markets.

     Under the Food, Drug and Cosmetic Act, as amended, medical devices are classified into one of three classes depending on the degree of risk the medical device imparts to patients. Class I devices are those for which safety and effectiveness can be assured by adherence to General Controls, which include compliance with Good Manufacturing Practices ("GMPs") and Quality Systems Regulations, facility and device registrations and listings, reporting of adverse medical events, and appropriate truthful and non-misleading labeling, advertising and promotional materials. Some Class I devices also require premarket review and clearance by the FDA through the 510(k) process described below. Class II devices are those which are subject to General Controls as well as premarket demonstration of adherence to certain Performance Standards or other Special Controls as specified by the FDA. Premarket review and clearance by the FDA for these devices is accomplished through the 510(k) Premarket Notification procedure. In the 510(k) procedure, the manufacturer submits appropriate information to the FDA in a Premarket Notification submission. If the FDA determines that the device is "substantially equivalent" to a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or to another commercially available similar device subsequently cleared through the 510(k) process, it will grant clearance to commercially market the device. It generally takes from three to 12 months from the date of submission to obtain clearance of a 510(k) submission, but may take longer.

     A Class III product is a product which has a wholly new intended use or is based on advances in technology for which the device's safety and effectiveness cannot be assured solely by the General Controls, Performance Standards and Special Controls applied to Class I and II devices. These devices often require formal clinical investigation studies to assess their safety and effectiveness. A PMA from the FDA is required before marketing of a Class III product can proceed. The PMA process is much more extensive than the 510(k) process. In order to obtain a PMA, Class III devices, or a particular intended use of any such devices, usually must undergo clinical trials pursuant to an application submitted by the manufacturer for an IDE. An approved IDE exempts the manufacturer from the otherwise applicable FDA regulations and grants approval for the conduct of the human clinical investigation to generate the clinical data necessary to scientifically evaluate the safety and efficacy of the Class III device or intended use. When a manufacturer believes that sufficient pre-clinical and clinical data has been generated to prove the safety and efficacy of the new device or new intended use, it may submit a PMA application to the FDA. An FDA review of a PMA application generally takes one to two years from the date the PMA application is accepted for filing, but may take significantly longer.

     The Company's products include both pre-amendment and post-amendment Class I, II and III medical devices. Most pre-amendment devices (those marketed prior to the enactment of the Medical Device Amendment of 1976) are, in general, Class I and Class II devices and are exempt from such Premarket Approval requirements, as are post-amendment Class I and Class II devices. All currently marketed devices hold the relevant exemptions or premarket clearances or approvals, as applicable, required under federal medical device law.

     In addition, the Company's manufacturing processes are required to comply with GMP and Quality Systems Regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging and shipping of the Company's products. The Company's facilities, records and manufacturing processes are subject to periodic scheduled and unscheduled inspections by the FDA or other agencies.

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

     The Company is also implementing policies and procedures intended to allow it to position itself for the changing international regulatory environment.
The ISO 9000 series of standards has been developed as an internationally recognized set of guidelines that are aimed at ensuring the design and manufacture of quality products. A company that passes an ISO audit and obtains ISO registration becomes internationally recognized as being well run and functioning under a competent quality system. In certain foreign markets, it may be necessary or advantageous to obtain ISO 9000 series certification, which, in some ways, is analogous to compliance with the FDA's GMP and Quality Systems Requirements. The European Union has promulgated rules which require that medical products receive a CE mark by mid-1998. A CE mark is an international symbol of adherence to certain standards and compliance with applicable European medical device requirements and certification. ISO 9000 series certification is one of the prerequisites for CE marking of most of the Company's products. Certain of the Company's facilities have received ISO certification and ISO certification is being pursued at the others. See "Business--Manufacturing."

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

ITEM 2.    PROPERTIES.

     As of December 31, 1997, the Company owned or leased the following facilities:

                                                                             APPROXIMATE      LEASED OR
         LOCATION                             TYPE OF FACILITY             SQUARE FOOTAGE       OWNED
------------------------------------  --------------------------------  -------------------  -----------
Warsaw, Indiana(1)..................  Executive Offices, Research and         260,200            Owned
                                        Development, Manufacturing
                                        and Distribution
El Segundo, California(2)...........  Executive Offices, Research and         114,000           Leased
                                        Development, Manufacturing
                                        and Distribution
St. Louis, Missouri.................  Warehousing and Distribution            100,900           Leased
Tracy, California(3)................  Corporate Offices and                   129,000           Leased
                                        Manufacturing
Albuquerque, New Mexico.............  Manufacturing                            20,600           Leased
Los Alamitos, California............  Manufacturing and Repair                  2,919           Leased
                                        Services
Dayton, Ohio........................  Manufacturing                             7,700           Leased
Leeds, England(4)...................  Corporate Offices, Research and         158,000            Owned
                                        Development, Manufacturing
                                        and Warehousing
Leeds, England......................  Manufacturing                            32,400            Owned
Barnet, England.....................  Manufacturing and Research               30,000            Owned
                                        and Development
Blackpool, England..................  Manufacturing                            28,500           Leased
Chaumont, France....................  Administrative Offices                   33,300            Owned
Chaumont, France....................  Administrative Offices and              126,300           Leased
                                        Manufacturing
Roanne, France......................  Manufacturing                            33,700           Leased
Toulouse, France....................  Manufacturing                            29,100            Owned
Villeurbanne, France................  Manufacturing                            27,600           Leased
Villeurbanne, France................  Manufacturing                            11,000            Owned

_________________________
(1) The Company's principal executive offices and primary U.S. manufacturing plant for reconstructive devices. The facility also currently serves as a distribution facility.
(2) Corporate offices of DePuy ACE and main manufacturing plant for trauma products.
(3) Corporate offices of DePuy OrthoTech and main manufacturing plant for sports medicine products.
(4) Corporate offices and primary manufacturing facility for DePuy
    International.


ITEM 3.    LEGAL PROCEEDINGS.

     In 1990, the Company voluntarily recalled certain acetabular cups. Of all such products sold and implemented, less than 2% have resulted in incidents of product failure reported by the Company. Of those reported incidents, as of March 13, 1998, 314 resulted in claims against the Company for product failure, of which all but 39 have been settled. Of those settled incidents, 106 were in litigation. Thirty-four claims remain in litigation. All such claims and suits have been treated as one occurrence under the applicable insurance policies. Any additional claims will be paid by the Company's insurers.

     On April 20, 1994, DePuy Motech was served with a class action complaint, entitled Barbara Brown et al. v. DePuy Motech et al. filed in the U.S. District Court for the Eastern District of Louisiana on behalf of individuals who claim to have been damaged through the use of various types of surgical screws implanted in spinal pedicles. DePuy ACE was subsequently served with this complaint as well. Numerous other manufacturers of spinal products, hospitals, physicians, medical societies and other associations were also sued. The suits allege tortious misconduct against all manufacturers engaged in spinal product manufacture and sale, several surgeons, industry associations and professional medical associations. Specific counts range from product liability and negligence to various conspiracies allegedly involving efforts to mislead the FDA into approving the use of the screws in spinal pedicles. DePuy Motech has been named in approximately 600 lawsuits for damages filed on behalf of individuals who claim to have been damaged through the use of various types of surgical screws in spinal pedicles. On August 4, 1994, the Federal Judicial Panel on multidistrict litigation ordered that all federal court cases be transferred to and consolidated for pretrial proceedings, including the determination of class certification, in the Federal District Court for the Eastern District of Pennsylvania. On February 22, 1995, Chief Judge Emeritus Louis C. Bechtle denied class certification. Individual suits followed that denial. A hearing ordered by the Court to determine if any factual basis exists to support the conspiracy count was held July 23, 1996. On August 22, 1996, Judge Bechtle issued an order dismissing without prejudice claims based on allegations of conspiracy and fraud and requiring that any amended complaint be filed by September 30, 1996, which deadline was subsequently extended to October 30, 1996. Amended or new complaints on behalf of approximately 850 plaintiffs alleging liability of DePuy Motech based solely on a theory of industry-wide conspiracy have been served after the August 22, 1996 dismissal order. Many, but not all, of these conspiracy complaints also name DePuy ACE as a defendant. In April, 1997, Judge Bechtle dismissed claims based on allegations of conspiracy to defraud the FDA but allowed claims based on allegations of conspiracy to defraud doctors at medical meetings to continue. Twenty plaintiffs in the multidistrict litigation allege implantations of products which were sold by DePuy Motech or DePuy ACE. Two product claims and a smaller number of conspiracy claims are pending in state courts. DePuy ACE and DePuy Motech have responded to certain discovery initiated by the Plaintiffs' Legal Committee, including a number of depositions of DePuy ACE and DePuy Motech personnel. Beginning in December, 1997, 325 cases were remanded to their appropriate state or federal courts. Seventy-seven of these cases allege conspiracy by DePuy ACE and/or DePuy Motech. The Company believes that it has substantial defenses to all these claims and will continue to defend them vigorously, although no assurance can be given of the eventual outcome of this litigation.

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

     Joint Medical Products Corporation ("Joint Medical") filed a complaint on April 3, 1995 in the U.S. District Court of Connecticut against DePuy Inc. and several other manufacturers of orthopaedic devices. The suit seeks injunctive relief and treble damages for DePuy's alleged infringement of a patent owned by Joint Medical. DePuy has made a counterclaim seeking to have the patent declared invalid and unenforceable. The Company believes it has substantial defenses and is aggressively defending this action. The same patent was the subject of an interference proceeding in the United States Patent and Trademark Office between Joint Medical and a patentee from whom the Company has a license. On October 3, 1996 Joint Medical, which has been acquired by Johnson & Johnson, announced that, as a result of an agreement to arbitrate between Joint Medical and the patentee from whom the Company has a license, it has prevailed in the interference proceeding, and established its right to ownership of the patent. The resolution of the interference proceeding does not affect the defenses the Company has against the claims of Joint Medical. Additionally, as a result of the purchase of Joint Medical by Johnson & Johnson and the agreement between Joint Medical and the patentee from whom the Company has a license and the terms under which the interference proceedings were submitted to arbitration, the Company has filed suit to add both the patentee from whom the Company has a license and Johnson & Johnson as defendants and to assert additional claims against Joint Medical.

     In addition, the Company is party to certain other routine litigation incidental to its business. The Company does not believe that any litigation to which it is a party is likely, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

EXECUTIVE OFFICERS

     Set forth below are the names, ages, positions and a brief description of the Company's executive officers:

          NAME             AGE                     POSITION
------------------------- -----  ------------------------------------------
James A. Lent............   55   Chairman of the Board and Chief Executive
                                   Officer
Michael J. Dormer........   46   President and Chief Operating Officer
Robert E. Morel..........   60   President, DePuy ACE
James M. Taylor..........   41   President, DePuy International
William E. Tidmore, Jr...   55   President, DePuy Motech
Steven L. Artusi.........   53   Senior Vice President, General Counsel and
                                   Secretary
R. Michael McCaffrey.....   55   President, DePuy Development, Inc.
Thomas J. Oberhausen.....   45   Senior Vice President, Chief Financial Officer
                                   and Treasurer
G. Taylor Seward.........   52   Senior Vice President, Personnel

     James A. Lent has been Chairman and Chief Executive Officer of DePuy since 1991, having served as President from 1985 to 1991. Prior to joining DePuy, Mr. Lent worked for Johnson & Johnson from 1967 to 1985, serving as President of J&J Orthopaedics from 1982 to 1985. Mr. Lent is also a director of Spectranetics Inc., a cardiovascular device company.

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


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed on the New York Stock Exchange under the ticker symbol DPU. Daily trading activity and common stock prices can be found in the financial section of most major newspapers under the listing "Depuy." At December 31, 1997, the number of shareholders of record of DePuy's outstanding common stock was 1,265.

     The range of high and low bid information for DePuy common stock was reported as follows:

1997 Quarter Ended             Mar 31    Jun 30    Sep 30     Dec 31
-----------------------------------------------------------------------
High                           24        25 3/8    27 9/16    30 1/2
Low                            18 1/8    19 7/8     21 1/2    23 3/4
Close                          21 7/8    23         26 3/4    28 3/4


1996 Quarter Ended/(1)/        Mar 31    Jun 30    Sep 30     Dec 31
-----------------------------------------------------------------------
High                                -         -          -    20 1/4
Low                                 -         -          -    16 1/2
Close                               -         -          -    20 1/4

/(1)/ DePuy common stock began public trading on October 31, 1996.

     An initial annual cash dividend of $.12 per share was paid January 2, 1998, to shareholders of record at the close of business on December 1, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.

QUARTERLY RESULTS

The following table summarizes the Company's unaudited operating results by quarter for 1997 and 1996:

                                         Dec     Sep     Jun     Mar     Dec     Sep     Jun     Mar
(in millions, except per share data)     1997    1997    1997    1997    1996    1996    1996    1996
-----------------------------------------------------------------------------------------------------------
Net sales                               $197.1  $180.5  $204.8  $187.8  $181.0  $167.3  $175.9  $173.1
Gross profit                             142.9   129.2   137.3   131.8   127.3   118.5   122.8   119.7
Net income                                30.3    28.7    32.5    31.3    27.1    24.0    28.2    27.4
Basic and diluted earnings                  .31     .29     .33     .32     .28     .27     .31     .31
  per share (pro forma for 1996)
-----------------------------------------------------------------------------------------------------------

INCOME STATEMENT DATA

                                                             Year Ended December 31,
                                         -----------------------------------------------------------------
(in millions, except per share data)       1997/(1)/     1996/(1)/      1995         1994        1993
                                         -----------    -----------  -----------  ----------  ------------
Net sales                                  $  770.2     $    697.3   $   636.6    $   551.8    $  466.7
Cost of sales                                 229.0          209.0       200.2        173.0       151.9
                                         -----------    -----------  -----------  ----------  ------------
    Gross profit                              541.2          488.3       436.4        378.8       314.8
                                         -----------    -----------  -----------  ----------  ------------

Selling, general and administrative
    expenses                                  296.6          266.8       230.6        195.0       157.8
Research and development expenses              28.4           21.7        21.3         18.6        17.4
Goodwill amortization                          14.7           12.3        14.2         14.1        10.0
Special items, net                              8.5             --          --           --          --
                                         -----------    -----------  -----------  ----------  ------------
     Operating income                         193.0          187.5       170.3        151.1       129.6
                                         -----------    -----------  -----------  ----------  ------------

Interest and other, net (income)
    expense                                    (1.6)           2.5         5.1           .9         2.7
Provision for income taxes                     70.9           78.7        72.7         65.8        57.0
Minority interest expense                       2.1            1.6          .5           .7     --/(2)/
Equity in earnings of unconsolidated
    affiliate                                   1.2            2.0         2.9          3.1         2.3
                                         -----------    -----------  -----------  ----------  ------------
         Net income                      $    122.8     $    106.7   $    94.9    $    86.8   $    72.2
                                         ===========    ===========  ===========  ==========  ============
Basic and diluted earnings per
   share/(3)/                            $     1.25     $     1.17   $    1.05    $     .96   $     .80
Weighted-average number of
   common shares outstanding/(3)/            98,603         91,430      90,000       90,000      90,000

(1) Financial results include the effects of acquisitions as outlined in Note 1 of the Notes to Consolidated Financial Statements.
(2) Prior to 1994, minority interest expense was immaterial and included in interest and other, net (income) expense.
(3) Unaudited pro forma data for 1995 and 1996 and historical data for 1993 and 1994, giving effect to the number of common shares outstanding after the reorganization described in Note 1 of the Notes to Consolidated Financial Statements.


BALANCE SHEET AND OTHER DATA

                                                    At December 31,
                                  -------------------------------------------------------
(in millions, except other data)      1997       1996       1995       1994       1993
                                  -----------  ---------  ---------  ---------  ---------
Working capital                     $  403.2    $369.1     $176.8     $150.9     $ 99.3
Total assets                         1,080.7     898.0      623.3      567.5      386.0
Total noncurrent liabilities           111.0      46.2       73.5       68.4       22.7
Shareholders' equity                $  762.1    $670.6     $378.1     $357.1     $247.8

Full-time employee equivalents         3,217     2,926      2,298      2,157      1,768


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   DePuy is one of the world's leading designers, manufacturers and distributors of orthopaedic devices and supplies. The Company's products include joint reconstructive devices such as hip, knee and shoulder implants; spinal implants; trauma devices; sports medicine products, including knee braces and other soft good supplies; and various other orthopaedic and operating room products. The Company sells and distributes its products in all major markets throughout the world. During 1997, 51% of worldwide sales were to customers within the United States, with the remaining 49% of total sales being to customers located primarily in European and Asia/Pacific countries.

    On October 30, 1996, the Company issued 8.6 million new shares of common stock, and its primary shareholder sold 7.0 million previously outstanding shares to the public through an Initial Public Offering at an offering price of $17.50 per share. The issuance of stock generated net proceeds to the Company after expenses, discounts and commissions of approximately $139 million.

    Prior to the public offering, the Company was operated as the orthopaedic division of Corange. This division comprised various legal entities that were engaged, or partly engaged, in the orthopaedic business and were owned by a number of different entities within Corange. As a result of a pre-offering reorganization, (i) the non-U.S. entities (or in certain cases, the assets thereof) that were involved in the orthopaedic business were transferred into the Company's U.S. consolidated group, (ii) Boehringer Mannheim Corporation, the U.S. operating subsidiary of the Boehringer Mannheim companies, which were under common control with the DePuy companies, was transferred outside the Company's U.S. consolidated group and (iii) the Company was reincorporated in Delaware.

    In April 1997, the Company acquired Landanger, a leading manufacturer of hip implants located in France, for approximately $150 million. This acquisition contributed approximately 7% additional sales growth for the year ended December 31, 1997. In addition, the Company sold its international healthcare and pharmaceutical businesses resulting in a gain of $34.9 million. These divestitures caused sales to decline by approximately 3% during 1997.

RESULTS OF OPERATIONS

    The following table summarizes selected financial information expressed as a percentage of net sales and the change from year to year:

                                            Percentage of Net Sales             Percentage Change
                                         ------------------------------     ------------------------
                                            Year Ended December 31,
                                         ------------------------------
                                                                               1997           1996
                                           1997        1996        1995      vs. 1996       vs. 1995
                                          -----       -----      ------     ---------       --------
Net sales                                 100.0%      100.0%      100.0%           10%            10%
Cost of sales                              29.7        30.0        31.4            10              4
                                          -----      ------      ------     ---------       --------
    Gross profit                           70.3        70.0        68.6            11             12
                                          -----      ------      ------     ---------       --------
Selling, general and administrative
   expenses                                38.5        38.2        36.2            11             16
Research and development expenses           3.7         3.1         3.4            31              2
Goodwill amortization                       1.9         1.8         2.2            19            (13)
Special items, net                          1.1           -           -           100              -
                                          -----      ------      ------     ---------       --------
    Operating income                       25.1        26.9        26.8             3             10
                                          -----      ------      ------     ---------       --------
Interest expense                             .9         1.0         1.0             4              4
Other income, net                           1.1          .6          .2           101            190
                                          -----      ------      ------     ---------       --------
   Income before taxes,  minority
     interest expense and equity in
     earnings of unconsolidated
     affiliate                             25.3        26.5        26.0             5             12
                                          -----      ------      ------     ---------       --------
Provision for income taxes                  9.2        11.3        11.4           (10)             8
Minority interest expense                    .3          .2          .1            37            211
Equity in earnings of unconsolidated
  affiliate                                  .1          .3          .4           (39)           (31)
                                          -----      ------      ------     ---------       --------
    Net income                             15.9%       15.3%       14.9%           15%            12%
                                          =====      ======      ======     =========       ========

The following table summarizes sales by product line and geographic location:

                                                               Year Ended December 31,
                                                        -------------------------------------
(in millions)                                             1997          1996            1995
                                                        -------       -------         -------
Reconstructive products                                  $531.7        $470.2          $450.6
Spinal implants                                            61.8          45.5            30.6
Trauma products                                            61.7          56.4            49.4
Sports medicine                                            50.3          48.2            29.4
Other products                                             64.7          77.0            76.6
                                                        -------       -------         -------
    Total sales                                          $770.2        $697.3          $636.6
                                                        -------       -------         -------
U.S. sourced sales                                       $425.5        $408.9          $377.3
International sourced sales                               344.7         288.4           259.3
                                                        -------       -------         -------
    Total sales                                          $770.2        $697.3          $636.6
                                                        -------       -------         -------
Sales to customers located in the United States          $394.6        $373.8          $349.9
Sales to customers located outside the United States      375.6         323.5           286.7
                                                        -------       -------         -------
    Total sales                                          $770.2        $697.3          $636.6
                                                        =======       =======         =======

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

        Net sales were a record $770.2 million for the year ended December 31, 1997, representing an increase of $72.9 million, or 10%, over the prior year. The acquisitions of Landanger in April 1997 and Orthopedic Technology, Inc. (now DePuy OrthoTech) in March 1996 contributed sales growth of 8%. Continued penetration of the spinal implant market caused total sales to increase by 2%, and an additional 5% sales growth resulted primarily from increased sales of joint reconstructive products. These increases were partially offset by a 2% decline in sales arising from the unfavorable effects of foreign exchange rates in 1997 as compared with the prior year. In addition, the divestitures of the healthcare and pharmaceutical businesses resulted in a decline in sales of 3%.

        In summary, the components of the worldwide sales improvement were as follows:

                    Acquisitions                         8%
                    Volume and product mix               5%
                    Net pricing changes                  2%
                    Effect of foreign exchange rates    -2%
                    Divestitures                        -3%

        U.S. sourced sales to unaffiliated customers rose $16.6 million, or approximately 4%, during the year ended December 31, 1997. This growth was principally the result of increased sales of spinal and joint reconstructive implants and sales acquired through the purchase of DePuy OrthoTech in March 1996.

        International sourced sales to unaffiliated customers rose $56.3 million, or 20%, during the year ended December 31, 1997. This increase in sales was primarily attributable to the acquisition of Landanger in April 1997 resulting in international sales growth of 17%. The continued expansion in the European and Asia/Pacific regions also caused sales to grow by 8% and 5%, respectively, exclusive of acquisitions, the effects of foreign exchange and divestitures. The lower dollar translation of foreign currency sales due to fluctuating foreign exchange rates partially offset the overall increase in international sales by 6% and divestitures caused sales to decline by an additional 7%.

        The Company's gross profit for the year ended December 31, 1997 was $541.2 million, or 70.3% of sales, as compared to 70.0% of sales reported in the prior year. During the second quarter of the year, certain one-time inventory adjustments related to discontinued, obsolete and excess products were recorded resulting in a 1% decrease in gross margin. This decrease was more than offset by improved manufacturing efficiencies and greater leveraging of manufacturing costs due to increased unit volume.

        Selling, general and administrative expenses for 1997 totaled $296.6 million, or 38.5% of sales, representing a marginal increase over the 38.2% reported in the prior year. General and administrative expenses increased during the year resulting from higher expenses attributable to the Landanger acquisition and to increased legal and other professional fees related to various litigation and regulatory matters. These higher general and administrative expenses were partially offset by a reduction in selling expenses during 1997, as compared to the prior year which had experienced high levels of expense due to the conversion of the U.S. distribution structure from independent sales agents to Company-managed territories.

        Research and development expenses increased to $28.4 million, or 3.7% of sales, during the year as compared to the 3.1% reported in the same period in 1996. This increase was partly due to the purchase of Landanger. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

        Goodwill amortization totaled $14.7 million in 1997, representing a $2.4 million increase compared to the prior year. This increase was primarily related to the recording of additional goodwill for the acquisitions of Landanger in April 1997 and DePuy OrthoTech in March 1996, partially offset by lower amortization on the goodwill related to the healthcare and pharmaceutical businesses which were sold during the first half of 1997.

        Special items, net, reported during 1997 included an $8.0 million pretax gain on the sale of the pharmaceutical business of DePuy International, effective March 28, 1997, and a $26.9 million gain on the sale of the healthcare business of DePuy International, effective May 29, 1997, described in Note 3 to the financial statements. These gains were offset by special charges totaling $43.4 million including:

 .    $8.9 million of costs incurred to reorganize the distribution channels of the Company,
 .    a $17.4 million charge to recognize minimum obligations to former distributors,
 .    a $7.9 million provision for impairment in value of assets primarily related to foreign operations,
 .    a $5.2 million provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition and
 .    a $4.0 million provision for purchased research and development, as described in Note 3 to the financial statements.

        Interest expense was $7.1 million for the year, representing a $.3 million increase compared to the prior year. This higher interest expense was largely due to additional debt acquired during the year related to the purchase of Landanger, partially offset by a reduction in outstanding debt balances due to the early payoff of an affiliate loan and to increased internal funding of short-term financial requirements. This movement to internal financing occurred in order to use the excess cash received from the sale of the healthcare and pharmaceutical businesses during the first half of the year.

        Other income, net, totaled $8.7 million for the year representing a $4.4 million increase over the prior year. This higher income resulted from increased interest income attributable to higher levels of invested cash and improved interest rates on cash equivalents and short-term investments. The average cash invested for the year increased as a result of the proceeds received from the IPO in October 1996, resulting in investment earnings for a full year in 1997 as compared to only two months in 1996.

        The effective income tax rate for the year was 36.4% as compared to 42.5% reported in the prior year. The 6.1% reduction in the rate was mainly attributable to the tax effects of the gain realized on the sale of the healthcare and pharmaceutical businesses and the financing structure related to the Landanger acquisition.

        Net income for the year ended December 31, 1997 was $122.8 million, or 15.9% of sales, representing 15% growth over the prior year. This increase was primarily attributable to an 11% increase in operating income, excluding all unusual items such as the one-time inventory adjustments and the amounts included in special items, net. Higher interest income and a lower effective income tax rate also contributed to the growth in net income.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

        Net sales were $697.3 million for the year ended December 31, 1996, representing an increase of $60.7 million, or 10%, over the prior year. Continued penetration of the spinal implant market caused total sales to increase by 2%. The acquisition of DePuy OrthoTech in March 1996 resulted in additional sales growth of 3%. The effects of foreign exchange rates in 1996 compared with 1995 resulted in an unfavorable impact on sales of 1%. The remaining 6% increase related primarily to sales growth in international markets, partially offset by the negative impact of lower average prices in the United States, predominantly resulting from the managed care environment.

        The components of the worldwide sales improvement were as follows:

                     Acquisitions                                3%
                     Volume and product mix                     10%
                     Net pricing changes                        -2%
                     Effect of foreign exchange rates           -1%

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

        The Company's gross profit for the year ended December 31, 1996 was $488.3 million, or 70.0% of sales, as compared to 68.6% of sales for the prior year. This margin improvement resulted from various manufacturing efficiencies obtained through cost controls and higher unit sales, the consolidated impact of which more than offset the negative impact of lower average prices realized in the United States.

        Selling, general and administrative expenses totaled $266.8 million for 1996, or 38.2% of sales, as compared to 36.2% in the preceding year. The primary reason for this increase as a percent of sales was the cost associated with converting approximately 75% of the Company's U.S. distribution structure from independent sales agents to Company-managed territories under the responsibility of territory sales managers. As part of this conversion, the Company incurred additional (in certain cases, one-time) costs totaling $16.2 million, primarily related to new surgical instrumentation and additional administration expenses incurred to set up the new territory offices. In addition to these costs, the Company continued to invest in the development of the U.S. sales infrastructure and in the expansion of its business in the spinal and international markets.

        Research and development expenses of $21.7 million represented a slight increase over the $21.3 million expense reported in 1995.

        Goodwill amortization totaled $12.3 million during 1996, representing a $1.9 million decrease compared to the prior year. This decrease was primarily related to the fact that certain goodwill assets became fully amortized during 1995, partially offset by additional goodwill recorded during 1996 related to the acquisition of DePuy OrthoTech in March 1996.

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

        Other income, net, totaled $4.3 million for 1996 as compared to $1.5 million reported in the prior year, representing an increase of $2.8 million. This increase mainly resulted from higher interest income, primarily attributable to income earned on the invested proceeds received from the public offering.

        The effective income tax rate for 1996 was 42.5% as compared to 44.0% recorded in the prior year. The 1.5% decrease in the rate is primarily attributable to the reduction in nondeductible goodwill expense.

        Net income for the year ended December 31, 1996 was $106.7 million, or 15.3% of sales, representing a 12% increase over the prior year. This increase was primarily the result of a 10% increase in operating income, higher interest income and a lower effective income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to the reorganization previously described, the Company's cash flow in the United States was pooled with that of Corange's other U.S. operations. Effective with the Company becoming a public company, all cash generated is maintained in its own accounts and is available for use by the Company. In addition to the net proceeds received from the IPO effective October 30, 1996, cash generated from operations is the principal source of funding available and provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $215.6 million at December 31, 1997, compared with $209.4 million at December 31, 1996.

        Net proceeds received from the public offering in October 1996 totaled $138.6 million. A portion of this cash was used to fund part of the cost of the Landanger acquisition. The remaining cash is currently invested primarily in cash equivalents and will be used to finance the continued expansion of the Company's business, provided suitable acquisitions can be identified and negotiated.

        Working capital at December 31, 1997 was $403.2 million, representing a $34.1 million increase from December 31, 1996. The annualized inventory turnover ratio for the year ended December 31, 1997 was 1.4, decreasing slightly compared with the rate of 1.6 experienced during the prior year. The annualized accounts receivable turnover rate was 6.0 for the current year increasing slightly over the 5.8 reported in the prior year.

        Operating activities generated $138.2 million of cash during 1997 as compared to $99.0 million provided in the prior year. The $39.2 million increase resulted primarily from higher net income and significant improvements in working capital requirements. In addition, the special items discussed in Note 3 to the financial statements affected several line items on the consolidated statements of cash flows, such as noncurrent liabilities and gain on sale of assets.

        Cash flows used for investing activities totaled $130.3 million for the year 1997 including $150.4 million paid in consideration for acquisitions (net of cash acquired), capital expenditures of $25.0 million and net purchases of short-term investments of $.4 million, partially offset by proceeds received from the sale of the healthcare and pharmaceutical businesses of DePuy International of $45.5 million. Cash flows used for investing activities in 1996 totaled $84.4 million for the year and was comprised of $54.9 million paid for various acquisitions, capital expenditures of $24.9 million and $4.6 million of investments in short-term securities. The consideration paid for business acquisitions in 1996 (net of cash acquired) was comprised of $45.9 million paid for the acquisition of DePuy OrthoTech and $9.0 million of payments related to other various acquisitions, including deferred payments for DePuy ACE and CMW Laboratories, both purchased in 1994.

        Cash flows used for financing activities were $1.8 million in 1997 and included a net decrease in debt of $3.3 million and $1.5 million of proceeds received primarily from the issuance of stock through the employee stock purchase plan and the exercise of stock options. The decrease in debt was largely due to a reduction in debt to affiliates, partially offset by the partial financing of the Landanger acquisition. Cash flows provided by financing activities for the year 1996 were $147.2 million and included $138.6 million of net proceeds received from the issuance of stock sold as part of the IPO, $44.1 million of advances received from CUSHI, an affiliate, as part of the centralized cash management system previously described (funds used for the DePuy OrthoTech acquisition) and $4.5 million of capital contributions received from affiliates, partially offset by a net decrease in debt of $31.4 million and dividends of $8.6 million paid to an affiliate.

        The Company declared an initial annual cash dividend of $.12 per share in October 1997, which was paid in January 1998, and anticipates that it will pay dividends annually, provided that funds are legally available therefore and subject to the discretion of the Board of Directors. Capital expenditures are expected to be approximately $37 million in 1998, primarily consisting of purchases of machinery and equipment and accounting software. In addition to these funding requirements, the Company expects to continue to evaluate potential acquisitions to expand its business.

        The Company has historically been able to fund its capital and operating needs through its cash flows from operations and expects to be able to continue to do so in the future. The Company believes that with its current cash position and its ability to obtain additional cash, either through the issuance of additional shares of common stock or utilization of credit lines, it has the ability to fund future acquisitions.

Subsequent Events:

        On March 20, 1998, the Company entered into an agreement to purchase the equity of AcroMed Corporation in a transaction valued at approximately $325 million. The purchase agreement is subject to certain conditions, including receipt of necessary regulatory approvals. The Company has obtained a commitment letter for a $300 million revolving line of credit to fund this acquisition. AcroMed, headquartered in Cleveland, Ohio, manufacturers and distributes spinal implant medical devices to treat a range of conditions including degenerative diseases, deformities, traumas/tumors and cervical applications. For the fiscal year ended June 30, 1997, AcroMed reported net sales of approximately $90 million.

        In March 1998, employees of DePuy, Inc. received special monetary awards in recognition of their services to the Corange Group of companies as a result of its sale to Roche Holdings Ltd. ("Roche"). The awards to DePuy personnel had no cash impact on the Company because they were funded through a $17.5 million capital contribution from Corange to DePuy. However, accounting rules will require DePuy to record an approximate $24.5 million pretax operating expense related to the awards during the first quarter of 1998. The expense will be identified on a separate line of the DePuy income statement as a one-time, non-recurring charge. The estimated impact of the charge on earnings per share in the first quarter of 1998 will be $.18.

FACTORS AFFECTING FUTURE PERFORMANCE

        Although management believes that the Company will continue to be a world leader in the orthopaedic industry with strong financial performance, there are many risks and uncertainties which may change this outlook and affect the Company's performance over the next several years. The following discussion points out certain items which may affect DePuy and summarizes management's expectations regarding these issues. The Company cannot guarantee that these expectations will be realized, nor can it predict what future affect these items will have on its performance. Other risk factors may also exist which have not been identified either in this discussion or elsewhere in the Company's Form 10-K.

        The orthopaedic industry within the United States has been greatly influenced by the effects of healthcare reform and the advent of managed care. The enforcement of strict cost controls and the market trends toward discounted prices have affected all competitors in the orthopaedic industry. The Company has experienced a gradual leveling of prices over the last year and believes that this may continue. Although the Company does not anticipate that these pricing issues will emerge again in the near future, there can be no guarantee of such market trends.

        The advent of managed care and the related pressures on cost containment have also resulted in increased involvement in the purchasing decisions by hospital buying groups and higher numbers of national purchasing contracts. These contracts require manufacturers to provide significant price discounts on their products in return for preferred supplier arrangements. The Company believes that the high levels of product sales to such groups and the opportunity for increased market share can offset the financial impact of discounting products. However, the extent to which buying groups are able to obtain compliance from the various institutions within their organizations, as anticipated under such preferred supplier agreements, varies considerably depending on the particular buying group. The Company has recently experienced a lower rate of compliance in the U.S. under certain contracts, such as the agreement with Columbia/HCA. If these contracts do not produce higher levels of compliance in the future, the sales growth and the financial results of the Company may be adversely impacted.

        A significant portion of the Company's business is performed outside the United States, primarily in Europe and Asia/Pacific countries, where sales and other transactions are denominated in foreign currencies. Based upon the recent volatility in the foreign currency markets, currency rate fluctuations could have a negative impact on future sales and earnings growth. The Company occasionally hedges certain foreign currency transactions where it is deemed prudent in an effort to protect its profit levels. However, there is no guarantee that such hedges can be obtained or that they will protect the Company from future losses resulting from foreign currency fluctuations.

        The orthopaedic industry is highly competitive and is characterized by innovation, technological change and advancement. The Company currently competes with a number of companies and can provide no assurance that its competitors will not succeed in developing technologies and products that are more effective than the Company's or that would render the Company's technology or products obsolete or uncompetitive.

        The Company's sales growth and continued success in the U.S. depends largely upon marketing arrangements with independent sales associates, who are managed by a Company employee or by an independent agent. The sales associates' sales and service expertise and relationships with the customers in the marketplace are critical to the continued success of the Company and its ability to maintain market share. Due to the extreme competitiveness in the orthopaedic market, there can be no guarantee that the Company will be able to retain the associates currently marketing its products or will be able to attract new associates to grow the business. If the Company is unable to maintain the relationships currently existing with its sales representatives and associates, this could have a material adverse effect on the Company's business and results of operations.

        The Company holds U.S. and foreign patents and regularly applies for new patents related to certain systems, components and instrumentation for its products. Recently the medical device industry has experienced extensive litigation regarding patents and other intellectual property rights. There can be no assurance as to the protection provided by these patents nor that the Company will not become subject to patent infringement claims or litigation in the future to determine the priority of inventions. If such claims result in lawsuits, the Company may incur substantial legal expenses which may affect its financial performance. In addition, the Company holds licenses from third parties to utilize certain patents and technology applied to the design of some of its devices. The loss of such licenses would prevent the Company from manufacturing and selling certain products, which could have a material adverse effect on the Company's business.

        The Company's products are subject to extensive regulation in the United States by the FDA and, in some jurisdictions, by state authorities. There can be no assurance that the FDA will act favorably or quickly in its review of the Company's regulatory filings or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain necessary FDA clearance on its products. In addition, the FDA may require the Company to conduct additional product testing or perform more clinical studies. The FDA may also place significant limitations upon the intended use of the Company's products as a condition to clearance. These additional requirements or restrictions may have an impact on the Company's ability to manufacture and sell certain products which could have a material adverse effect on the Company's financial results.

        The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software issues. Major areas of potential business impact have been identified and remedial actions are being considered. Based upon current assessments, the Company believes that future financial results will not be materially affected by Year 2000 issues. Most of these issues will be resolved through the purchase of new software systems which will be capitalized and depreciated over the life of such systems. There will be certain costs incurred related to the modification of existing software, but these costs are estimated to be immaterial to the financial results of the Company. However, there can be no guarantee that the Company's current assessment will be achieved. Actual results could differ materially from such assessments.

        The recent acquisition of DePuy's parent company by Roche, as described in Note 17 to the financial statements, may have an impact on future growth strategies and operations of the Company dependent upon the guidance provided by the new majority owner. Presently, the Company is operating as a separate division of Roche under the current management team. Although the Company cannot predict the effect that this acquisition may have on its future performance, it believes that it will be permitted to continue its growth and success under the guidance of another world leader in healthcare.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year Ended December 31,
                                                          ------------------------------------
(in thousands, except per share data)                       1997          1996          1995
                                                          --------      --------      --------
Net sales                                                 $770,188      $697,273      $636,561
Cost of sales                                              229,028       208,976       200,139
                                                          --------      --------      --------
    Gross profit                                           541,160       488,297       436,422
                                                          --------      --------      --------
Selling, general and administrative expenses               296,572       266,776       230,578
Research and development expenses                           28,419        21,693        21,320
Goodwill amortization                                       14,680        12,325        14,201
Special items, net                                           8,459            --            --
                                                          --------      --------      --------
    Operating income                                       193,030       187,503       170,323
                                                          --------      --------      --------
Interest expense, affiliate                                  1,172         4,869         4,479
Interest expense, other                                      5,919         1,942         2,061
Other income, net                                            8,716         4,330         1,493
                                                          --------      --------      --------
    Income before taxes, minority interest expense and
     equity in earnings of unconsolidated affiliate        194,655       185,022       165,276
                                                          --------      --------      --------
Provision for income taxes                                  70,937        78,689        72,707
Minority interest expense                                    2,125         1,553           499
Equity in earnings of unconsolidated affiliate               1,193         1,968         2,859
                                                          --------      --------      --------
    Net income                                            $122,786      $106,748      $ 94,929
                                                          --------      --------      --------
Unaudited pro forma for 1996 and 1995:
    Basic and diluted earnings per share                     $1.25         $1.17         $1.05
    Weighted-average number of common shares                98,603        91,430        90,000
                                                          ========      ========      ========
        outstanding

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                                 --------------------------
(in thousands, except share data)                                                    1997           1996
                                                                                 -----------      ---------
ASSETS
Current Assets
Cash and cash equivalents                                                         $  215,567       $209,387
Short-term investments                                                                 4,925          4,640
Accounts receivable, net of allowances of $17,722 (1997) and $8,534 (1996)           132,204        126,465
Inventories at lower of cost or market                                               169,735        151,406
Deferred income taxes                                                                 52,839         29,366
Prepaid expenses and other current assets                                             30,136         25,455
                                                                                 -----------      ---------
     Total current assets                                                            605,406        546,719
                                                                                 -----------      ---------
Noncurrent Assets
Goodwill, net of accumulated amortization of $74,570 (1997) and $78,373 (1996)       341,710        238,233
Other intangible assets, net of accumulated amortization of $3,820 (1997) and          3,528          1,894
   $698 (1996)
Deferred income taxes                                                                 15,584          7,932
Investment in affiliate                                                                1,610          2,648
Other assets                                                                           8,865         10,934
                                                                                 -----------      ---------
                                                                                     371,297        261,641
Property, plant and equipment, net                                                   103,954         89,601
                                                                                 -----------      ---------
     Total assets                                                                 $1,080,657       $897,961
                                                                                 ===========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt payable to affiliates                                             $    1,497       $ 30,295
Short-term debt                                                                       23,696         31,413
Accounts payable                                                                      36,296         30,515
Dividends payable to shareholders                                                     11,836             --
Amounts payable to affiliates, net                                                       493            709
Income taxes payable                                                                  33,696         17,384
Accrued royalties                                                                     23,115         18,580
Accrued employee compensation                                                         23,005         18,237
Other accrued expenses                                                                48,532         30,468
                                                                                 -----------      ---------
    Total current liabilities                                                        202,166        177,601
                                                                                 -----------      ---------
Noncurrent Liabilities
Long-term debt payable to affiliate                                                       --         15,413
Long-term debt                                                                        68,189          4,754
Long-term employee benefits                                                           20,097         17,141
Noncurrent deferred income taxes                                                       8,243          8,509
Other noncurrent liabilities                                                          14,458            401
                                                                                 -----------      ---------
    Total noncurrent liabilities                                                     110,987         46,218
                                                                                 -----------      ---------
Contingencies (Note 9)
Minority Interest                                                                      5,386          3,514
                                                                                 -----------      ---------
Shareholders' Equity
Common stock, $.01 par value, 130,000,000 shares authorized,
    shares outstanding of 98,679,874 (1997) and 98,580,000 (1996)                        987            986
Additional paid-in capital                                                           676,649        675,144

Retained earnings                                                                    128,058         17,108
Net unrealized appreciation on securities                                                579            360
Minimum pension liability adjustment                                                     (74)          (236)
Cumulative translation adjustment                                                    (44,081)       (22,734)
                                                                                  ----------       --------
    Total shareholders' equity                                                       762,118        670,628
                                                                                  ----------       --------
    Total liabilities and shareholders' equity                                    $1,080,657       $897,961
                                                                                  ==========       ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended December 31,
                                                                                           -------------------------------
(in thousands)                                                                                1997       1996       1995
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net income                                                                                 $ 122,786   $106,748   $ 94,929
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                              32,733     28,378     26,635
   Gain on sale of assets                                                                    (32,122)       ---        ---
   Deferred income taxes                                                                     (21,022)    (2,717)    (5,668)
   Other, net                                                                                  1,956     (2,123)       843
   Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
       Accounts receivable                                                                     6,553     (8,510)   (11,474)
       Inventories                                                                            (9,149)   (32,037)     3,052
       Amounts payable to / or receivable from affiliates, net                                 3,920     28,330    (28,215)
       Prepaid expenses and other current assets                                              (1,246)    (7,291)    (2,090)
       Other noncurrent assets                                                                 2,615       (811)    (3,553)
       Accounts payable                                                                         (311)     3,139         45
       Accrued employee compensation and other                                                 8,039      7,907      2,348
       Other noncurrent liabilities                                                           11,094     (3,805)     4,940
       Income taxes payable                                                                   12,360    (18,237)     8,554
--------------------------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                                          138,206     98,971     90,346
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Capital expenditures                                                                         (25,052)   (24,882)   (15,598)
Business acquisitions, net of cash acquired                                                 (150,390)   (54,889)   (17,500)
Purchases of short-term investments, net                                                        (357)    (4,640)       ---
Proceeds from sale of assets                                                                  45,517        ---        ---
--------------------------------------------------------------------------------------------------------------------------
       Net cash used for investing activities                                               (130,282)   (84,411)   (33,098)
--------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Payments of short-term debt                                                                  (67,547)   (33,232)    (6,550)
Proceeds from issuance of short-term debt                                                     25,940     31,140     38,378
Payments of long-term debt                                                                   (29,807)   (29,860)    (1,027)
Proceeds from issuance of long-term debt                                                      68,109        534        487
Advances from (to) affiliate                                                                     ---     44,063    (76,558)
Net proceeds from issuance of stock                                                            1,505    138,563        ---
Capital contributions from affiliates                                                            ---      4,564      4,000
Dividends paid to affiliate                                                                      ---     (8,553)    (1,868)
--------------------------------------------------------------------------------------------------------------------------
       Net cash (used for) provided by financing activities                                   (1,800)   147,219    (43,138)
--------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                           56        699        668
--------------------------------------------------------------------------------------------------------------------------
       Increase in cash and cash equivalents                                                   6,180    162,478     14,778
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of year                                               209,387     46,909     32,131
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                   $ 215,567   $209,387   $ 46,909
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                                 Net
                                      Shareholder's                             Additional                    Unrealized
                                           Net           Common      Common         Paid-       Retained      Appreciation
(in thousands)                         Investment        Shares      Stock      in Capital      Earnings     on Securities
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994              $ 357,050          ---    $---         $---            $---          $---
----------------------------------------------------------------------------------------------------------------------------
   Net income for the year                   94,929
   Dividend to affiliate                     (1,868)
   Change in net transfers                  (76,526)
    to affiliate
   Foreign currency translation
    adjustments                                 333
   Minimum pension liability
    adjustment                                  181
   Capital contributions
    from affiliate                            4,000
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                378,099          ---     ---          ---             ---           ---
----------------------------------------------------------------------------------------------------------------------------
   Net income for the period                 89,640
   Dividends to affiliate                    (8,553)
   Change in net transfers                   44,063
    to affiliate
   Foreign currency translation
    adjustments                               4,727
   Unrealized gain on securities                 44
   Capital contributions from
    affiliates                                4,564
   Capitalization resulting from
    reorganization and initial
    public offering                        (512,584)      98,580     986      675,144             ---            44
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 30, 1996,
    EFFECTIVE DATE OF INITIAL
    PUBLIC OFFERING                             ---       98,580     986      675,144             ---            44
----------------------------------------------------------------------------------------------------------------------------
   Net income for the period                                                                   17,108
   Foreign currency
    translation adjustments
   Minimum pension liability
    adjustment
   Unrealized gain on securities                                                                                316
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                    ---       98,580     986      675,144          17,108           360
----------------------------------------------------------------------------------------------------------------------------
   Net income for the year                                                                    122,786
   Cash dividends declared                                                                    (11,836)
   Exercise of stock options and
    issuance of other stock awards                            13                  525
   Common stock issued for
    purchase under the Employee
    Stock Purchase Plan                                       87       1        1,553
   Foreign currency translation
    adjustments
   Minimum pension liability
    adjustment
   Unrealized gain on securities                                                                                219
   Other                                                                         (573)
----------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                   $---       98,680    $987     $676,649        $128,058          $579
----------------------------------------------------------------------------------------------------------------------------

                                             Minimum
                                             Pension         Cumulative
                                             Liability       Translation
(in thousands)                              Adjustment       Adjustment
-------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                 $---             $---
-------------------------------------------------------------------------
   Net income for the year
   Dividend to affiliate
   Change in net transfers
    to affiliate
   Foreign currency translation
    adjustments
   Minimum pension liability
    adjustment
   Capital contributions
    from affiliate
-------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995                  ---              ---
-------------------------------------------------------------------------
   Net income for the period
   Dividends to affiliate
   Change in net transfers
    to affiliate
   Foreign currency translation
    adjustments
   Unrealized gain on securities
   Capital contributions from
    affiliates
   Capitalization resulting from
    reorganization and initial
    public offering                           (24)         (25,003)
-------------------------------------------------------------------------
BALANCE AT OCTOBER 30, 1996,
    EFFECTIVE DATE OF INITIAL
    PUBLIC OFFERING                           (24)         (25,003)
-------------------------------------------------------------------------
   Net income for the period
   Foreign currency
    translation adjustments                                  2,269
   Minimum pension liability
    adjustment                               (212)
   Unrealized gain on securities
-------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                 (236)         (22,734)
-------------------------------------------------------------------------
   Net income for the year
   Cash dividends declared
   Exercise of stock options and
    issuance of other stock awards
   Common stock issued for
    purchase under the Employee
    Stock Purchase Plan
   Foreign currency translation
    adjustments                                            (21,347)
   Minimum pension liability
    adjustment                                162
   Unrealized gain on securities
   Other
-------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                $ (74)        $(44,081)
-------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

NOTE 1 - ORGANIZATION/ACQUISITIONS

DePuy, Inc. (the "Company") was formed as the result of a worldwide reorganization completed by its parent, Corange Limited ("Corange"), to realign its worldwide orthopaedic operations into a stand-alone entity in order to sell shares of the realigned entity to the public through an Initial Public Offering ("IPO"). Prior to the public offering, various actions were taken to form the Company including (i) the consolidation of the worldwide operations of DePuy under Corange U.S. Holdings, Inc., an Indiana corporation ("CUSHI"), (ii) the transfer of Boehringer Mannheim Corporation ("BMC") out of the CUSHI consolidated group and (iii) the merging of CUSHI downstream into DePuy, Inc., which was created on July 26, 1996 for purposes of becoming the holding company for the DePuy worldwide operations, with DePuy, Inc. as the surviving company in the merger, the effect of which was to reincorporate CUSHI in Delaware under the name "DePuy, Inc." None of these actions involved outside minority shareholders. Accordingly, the consolidation of the entities was accounted for on a predecessor basis.

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

On April 2, 1997, the Company purchased 89.6% of the shares of Landanger, or 1,939,452 shares, which were held by members of the Landanger family and certain minority shareholders. The purchase was followed by a tender offer whereby the Company acquired the remaining 10.4% of the shares, which were owned by the public. The total purchase price, including acquisition costs, approximated $150,000. Goodwill totaling $123,489 was recorded as a result of this acquisition under the purchase method of accounting. The acquisition was funded partly through external financing and partly with cash received from the IPO. Landanger, headquartered in France, is a manufacturer of hip implants and a distributor of orthopaedic devices and supplies. For the year ended August 31, 1996, Landanger reported sales of $99,500 and net income of $8,000 (unaudited and translated at the average exchange rate for the fiscal year).

The operating results of Landanger have been included in the consolidated statements of income from the date of acquisition. On the basis of a pro forma consolidation of the results of operations (unaudited), as if the acquisition had taken place at the beginning of 1996, consolidated net sales would have been $792,938 for the year ended December 31, 1997 and $788,064 for the same period in 1996 (translated at the average exchange rate for 1997 and 1996, respectively). Consolidated pro forma net income and earnings per share would not have been materially different from the reported amounts for the years 1997 and 1996.

These unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill, an adjustment for discontinued businesses and increased interest expense on acquisition debt. In management's opinion, the pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1996 or of future operations of the combined companies under the ownership and operation of the Company.

NOTE 2 - ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its subsidiaries as defined in Note 1. All significant intercompany balances and transactions have been eliminated. Investments in unconsolidated affiliates that are between 20% and 50% owned and where control does not exist are carried at cost plus equity in undistributed earnings since acquisition. For periods prior to the reorganization as described in Note 1, the consolidated financial statements have been prepared from the historical accounting records of the consolidated affiliates.

REVENUE RECOGNITION Revenues from product sales are recognized at the time of shipment to the customer.

INCOME TAXES Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109") and have been computed on a separate company basis. The current provision for income taxes is computed on the pretax income of the consolidated entities located within each taxing country based upon the tax law in effect during the respective period. Deferred income taxes result from the future tax consequences associated with temporary differences between the tax basis of assets and liabilities and the reported amounts of those assets and liabilities for financial accounting purposes. Incremental U.S. income taxes have not been provided on the cumulative undistributed earnings of the foreign subsidiaries totaling $99,833 as of December 31, 1997. These earnings, which reflect full provision for non-U.S. income taxes, are expected to be reinvested indefinitely in non-U.S. operations or to be remitted substantially free of additional tax due to the availability of foreign tax credits.

STOCK-BASED COMPENSATION In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount that must be paid to acquire the stock. The pro forma effects of adoption are disclosed in Note 10.

OTHER INCOME, NET Other income, net, for the years ended December 31 was comprised of the following:

                                    1997           1996            1995
                                   -------        ------         --------
Interest income                    $9,053         $4,261         $ 3,152
Other (expense) income               (337)            69          (1,659)
                                   -------        ------         --------
        Other income, net          $8,716         $4,330         $ 1,493
                                   =======        ======         ========

TRANSLATION OF FOREIGN CURRENCY Assets and liabilities of foreign subsidiaries, other than those located in highly inflationary countries, are translated to U.S. dollars using exchange rates in effect as of the balance sheet date; revenues and expenses are translated using the average exchange rates throughout the period. For operations in countries treated as highly inflationary, certain financial statement amounts are translated at historical exchange rates, with all other assets and liabilities translated at year-end exchange rates. Translation gains and losses are included in shareholders' equity. Foreign currency transaction gains and losses and the translation effects of financial statements of subsidiaries in highly inflationary countries are included in other income, net, and are not material to the results of operations.

CASH EQUIVALENTS The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES Inventories are stated at the lower of cost or market, with cost being determined under the first-in, first-out method. At December 31, inventories consisted of the following:

                                                         1997           1996
                                                       --------       --------
Finished products                                      $136,170       $122,035
Work in process                                          13,387         10,392
Raw materials                                            20,178         18,979
                                                       --------       --------
      Inventories at lower of cost or market           $169,735       $151,406
                                                       ========       ========

GOODWILL AND OTHER INTANGIBLE ASSETS The Company's acquisitions have generated goodwill representing the purchase cost in excess of the fair value of the net assets acquired. The Company deter mines the initial amortization period for goodwill based upon an evaluation of criteria which would be indicators of future success of the businesses acquired. Such criteria include, but are not limited to, past and expected profitability and cash flows, customer base, existing and new product offerings, and key contractual relationships. Based upon the evaluations, the Company amortizes goodwill on a straight-line basis over the periods of expected benefit which range from 5 to 30 years, the majority of which is over a period of 30 years. Other intangible assets are amortized over their estimated useful lives ranging from one to three years. The Company assesses the recoverability of long-lived assets including goodwill and other intangible assets whenever adverse events or changes in circumstances or business climate indicate that an impairment may have occurred. If the future cash flows (undiscounted and without interest) expected to result from the use of the related assets are less than the carrying value of such assets, an impairment has been incurred and a loss is recognized to reduce the carrying value of the long-lived assets, including goodwill, based on the expected discounted cash flows or market prices. Expected cash flows are discounted at a rate commensurate with the risk involved.

PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are reported at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which generally range from 10 to 40 years for buildings and improvements and from 3 to 10 years for machinery and equipment. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, any related gain or loss is credited or charged to other income, net. Depreciation expense of approximately $17,500, $15,800, and $12,400 was recorded in 1997, 1996 and 1995, respectively. At December 31, property, plant and equipment consisted of the following:

                                                    1997            1996
                                                  ---------       ---------
Land                                              $  3,723        $  2,035
Buildings and improvements                          53,395          43,729
Machinery and equipment                            144,697         130,582
                                                  ---------       ---------
                                                   201,815         176,346
Less allowance for depreciation                    (97,861)        (86,745)
                                                  ---------       ---------
     Total property, plant and equipment, net     $103,954        $ 89,601
                                                  =========       =========

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") in 1996. The adoption of FAS 121 did not have a material impact on the Company's consolidated financial condition, results of operations or cash flows.

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

FINANCIAL INSTRUMENTS AND CONCENTRATIONS OF CREDIT RISK The Company enters into forward exchange contracts where it is considered prudent to manage its exposure to fluctuating foreign currency exchange rates related to certain foreign currency commitments, foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company does not enter into derivative financial instruments for trading purposes. Gains and losses related to qualified accounting hedges are deferred and recognized in income when the hedged transaction occurs.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of trade accounts receivable. The risk is limited due to the large number and types of entities comprising the Company's customer base and their dispersion across many geographic regions. At December 31, 1997, the Company had no significant concentrations of credit risk.

ESTIMATES AND ASSUMPTIONS The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

EARNINGS PER SHARE The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") in 1997. This Statement specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The calculation of basic earnings per share is performed by dividing net income by the weighted-average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the year plus the incremental shares that would have been outstanding upon the assumed exercise of dilutive stock options. The effect of these incremental shares on the calculation of earnings per share was not material for 1997, 1996 and 1995. The adoption of FAS 128 did not have a material impact on the Company's reported earnings per share data.

Prior to the reorganization described in Note 1, the Company was not a legal entity and did not have a separately identifiable pool of capital. Accordingly, historical per share data has been omitted from the consolidated financial statements. Pro forma net income per share for 1996 is based on historical net income and pro forma weighted-average common shares outstanding giving effect to the common shares outstanding after the reorganization and the additional shares and common stock equivalents issued through, or in connection with, the Initial Public Offering. Pro forma net income per share for 1995 was based on historical net income and the number of shares of common stock which were outstanding after the reorganization.

ACCOUNTING CHANGES The Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure" in 1997. This Statement establishes standards for disclosing information about an entity's capital structure. The Company provides the required disclosures as prescribed in this pronouncement in its annual financial statements for 1997.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). These Statements establish standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and establish standards for the way that public business enterprises report information about operating segments in annual financial statements, respectively. Both of these pronouncements become effective for financial statements for fiscal years beginning after December 15, 1997 and are also required for interim financial reporting. FAS 131 is not required for interim financial reporting in the initial year of adoption. The Company intends to provide the required disclosures as prescribed in these pronouncements in its financial statements for 1998, which will require adoption of FAS 130 in the first quarter of 1998 and FAS 131 in the Company's 1998 annual financial statements.

RECLASSIFICATIONS Certain reclassifications have been made for prior years presented in the financial statements to conform to the classifications adopted in 1997.

NOTE 3 - SPECIAL ITEMS

Effective March 28, 1997, the Company entered into an agreement to sell the pharmaceutical business of DePuy International Ltd. The pharmaceutical and related businesses achieved 1996 sales of approximately $14,000, principally from infection control and skin treatment products sold to hospitals in the United Kingdom. The transaction was completed through a management buy-out and resulted in a one-time, pretax gain of $8,000. In addition, the Company recognized special charges totaling $8,900 during the first quarter of 1997, primarily related to the cost of instrumentation sets acquired and written off in connection with reorganizing various distribution channels to increase implant sales.

Effective May 29, 1997, the Company entered into an agreement to sell the healthcare business of DePuy International Ltd. The healthcare and related businesses achieved 1996 sales of approximately $17,000 principally from incontinence care products sold to hospitals in the United Kingdom. The transaction resulted in a one-time gain of $26,900. In addition, the Company recognized special charges totaling $34,500 during the second quarter of 1997, consisting of a $17,400 charge to recognize minimum obligations to former distributors, a $7,900 provision for the impairment in value of assets primarily related to foreign operations, a $5,200 provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition and a $4,000 provision for purchased research and development.


NOTE 4 - INVESTMENT IN AFFILIATE

The Company has a 50% investment interest in a joint venture with E.I. DuPont de Nemours and Company for the purpose of sharing in the production and sale of advanced technologies, primarily in North American countries. The Company received pretax distributions of $2,436, $3,538 and $5,264 from this venture in 1997, 1996 and 1995, respectively. This investment is reported using the equity method as described in Note 2.


NOTE 5 - RELATED PARTY TRANSACTIONS

The Company recorded amounts payable to affiliates, net, of $493 and $709 at December 31, 1997 and 1996, respectively. These balances represent advances between affiliated companies for transactions incurred in the normal course of business. Additional related party transactions are disclosed concerning income taxes, affiliate debt, employee benefit plans and forward exchange contracts in Notes 2, 6, 7, 12, 14 and 15.

The consolidated financial statements reflect the results of operations, financial condition and cash flows of the Company as a component of Corange and may not be indicative of actual results of the Company under other ownership. Management believes that the consolidated statements of income include a reasonable allocation of administrative expenses incurred by CUSHI on behalf of the Company prior to its reorganization as described in Note 1. The allocations of administrative expenses were based upon actual time and expenses incurred totaling $674 and $779 in 1996 and 1995, respectively.

The Company is insured for product liability through an affiliated captive insurance company, Bellago Insurance Limited of Hamilton Bermuda ("Bellago"), for $2,000 per occurrence, $5,000 per group of related claims and $10,000 in the aggregate. Excess claims are insured through commercial carriers.

Insurance premiums of $2,100, $2,100 and $1,900 were paid to Bellago in 1997, 1996 and 1995, respectively.

In 1992, the Company entered into an oral arrangement with BMC to fund research in the area of orthobiologics. Total expenses incurred related to this arrangement were $797, $707 and $638 for the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 6 - INCOME TAXES

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

Prior to the reorganization described in Note 1, the Company's domestic operations were members of a U.S. group filing a consolidated federal corporation income tax return with other affiliated companies. The group had no tax sharing or allocation agreement and taxes were allocated on a separate company basis. The Company had entered into a tax indemnity agreement with Corange that limited the Company's liability for taxes to those arising out of the Company's operations. Prior to the reorganization, CUSHI had been responsible for remitting all federal and state income tax payments for all members of the group. Therefore, while the Company had not actually made payments of federal or state taxes prior to the reorganization referred to in
Note 1, it was assumed that the Company paid 90% of its current federal and state provision during the year and the remaining 10% prior to the filing of its U.S. tax returns in the subsequent year. Total income taxes paid, including actual and assumed payments, were $80,164, $78,855, and $71,852 in 1997, 1996 and 1995, respectively.

Earnings from operations before income taxes, minority interest expense and equity in earnings of unconsolidated affiliate were as follows:

                                      1997             1996             1995
                                   ------------     ------------     -----------
United States                          $116,294         $139,392        $124,443
International                            78,361           45,630          40,833
                                   ------------     ------------     -----------
     Total                             $194,655         $185,022        $165,276
                                   ============     ============     ===========

The provision for income taxes is summarized as follows:

                                                         1997               1996               1995
                                                     --------------     --------------     ---------------
Current:
    Federal                                                $ 52,994           $ 48,507            $ 48,303
    International                                            24,759             22,535              21,647
    State                                                    11,186             10,364               8,425
                                                     --------------     --------------     ---------------
                                                             88,939             81,406              78,375
                                                     --------------     --------------     ---------------
Deferred:
    Federal                                                 (10,488)            (4,170)             (3,658)
    International                                            (6,043)             1,644              (1,497)
    State                                                    (1,471)              (191)               (513)
                                                     --------------     --------------     ---------------
                                                            (18,002)            (2,717)             (5,668)
                                                     --------------     --------------     ---------------
    Total provision for income taxes                       $ 70,937           $ 78,689            $ 72,707
                                                     ==============     ==============     ===============

A reconciliation of the effective income tax rate follows:

                                                          1997              1996               1995
                                                     --------------     --------------     ---------------
United States federal tax rate                                 35.0%              35.0%               35.0%
Add (deduct):
    Effect of international operations                           .4                2.4                 2.4
    State taxes, net of federal tax benefit                     3.2                3.6                 3.1
    Impact of nondeductible goodwill                            2.2                1.7                 2.8
    Gain on sale of Healthcare division                        (4.8)                --                  --
    Other, net                                                   .4                (.2)                 .7
                                                     --------------     --------------     ---------------
        Effective income tax rate                              36.4%              42.5%               44.0%
                                                     ==============     ==============     ===============

Significant components of the Company's deferred tax assets and liabilities are comprised of the following at December 31:

                                                                             1997              1996
                                                                        --------------     ---------------
Deferred tax assets:
Inventory                                                                     $  9,502            $  7,405
Profit in inventory                                                             22,080              15,269
Royalties                                                                        2,380               2,224
Amortization other than goodwill                                                10,268              10,006
Deferred compensation                                                            6,859               9,391
Net operating losses                                                            11,886               2,108
Distributor termination costs                                                    6,598                  --
Other                                                                           11,662               5,084
Valuation allowances                                                            (2,932)             (2,754)
                                                                        --------------     ---------------
     Net deferred tax assets                                                  $ 78,303            $ 48,733
                                                                        ==============     ===============

Deferred tax liabilities:
     Depreciation                                                             $(14,141)           $(18,601)
     Other                                                                      (3,982)             (1,343)
                                                                        --------------     ---------------
         Net deferred tax liabilities                                         $(18,123)           $(19,944)
                                                                        --------------     ---------------

Net operating loss carryforwards which have been benefited total $9,300 at December 31, 1997. These carryforwards are available to reduce future tax liabilities of two foreign subsidiaries and expire in 2002.

NOTE 7- LINES OF CREDIT AND LONG-TERM DEBT

At December 31, 1997, the Company had lines of credit with affiliated finance companies totaling $1,497, of which $1,497 has been used. The Company also had lines of credit with external banks amounting to $35,915, of which $8,737 has been used. No compensating balances are required or maintained.

The Company has outstanding borrowings as follows:

                                                                                    1997              1996
-----------------------------------------------------------------------------------------------------------
   Short-term debt:
      Borrowings from affiliates, variable interest rates
        ranging from 4.0% to 10.4%, weighted-average
        interest rate of 5.0% (1997) and 6.3% (1996),
        principal and interest due at various maturity dates                       $ 1,497          $30,295
      Short-term bank debt-
          6.37% interest rate, due 6/18/97                                             ---           11,590
          Variable interest rates based upon MIBOR plus 15
            basis points, due 12/20/97                                                 ---            2,506
          5.25% interest rate, due 3/27/97                                             ---            2,177
          5.50% interest rate, due 7/15/98                                           8,071              ---
          8.00% interest rate, due 12/31/98                                          5,469              348
      Other bank debt, interest rates
          ranging from 3.98% to 16.9%, weighted-average interest
          rate of 8.0% (1997) and 7.7% (1996), principal and interest
          due at various maturity dates                                              4,261              381
      Acquisition related debt                                                         ---           10,000
      Capitalized lease obligations                                                  1,098              ---
      Other debt, variable interest rates ranging from 6.5% to 8.25%,
          principal and interest due at various maturity dates                       4,797            4,411
-----------------------------------------------------------------------------------------------------------
             Total short-term debt                                                 $25,193          $61,708
===========================================================================================================
   Long-term debt:
      Note payable to affiliate, interest rate varies quarterly based
        upon LIBOR plus 37.5 basis points, due 11/22/99                            $   ---          $15,413
      Note payable, 7.66%, due 12/30/98                                                ---              534
      Note payable, 5.5%, due 12/31/04,
        principal and interest payments due semi-annually                           56,929               --
      Capitalized lease obligations                                                  6,046               --
      Other debt, variable interest rates ranging from 6.5% to 8.25%,
        principal and interest due at various maturity dates                         5,214            4,220
-----------------------------------------------------------------------------------------------------------
             Total long-term debt                                                  $68,189          $20,167
===========================================================================================================

At December 31, 1997, aggregate maturities of long-term debt, excluding capital leases, are as follows:

              1999                             $12,239
              2000                               9,719
              2001                               9,524
              2002                               9,746
              2003                              10,281
              Thereafter                        10,634

Acquisition related debt outstanding at December 31, 1996 comprised a $10,000 contingency payment recorded in conjunction with the acquisition of ACE Medical Company in March 1994. This payment was made during 1997.

Interest paid was $3,694, $5,116 and $4,276 for 1997, 1996 and 1995, respectively, including $1,117, $4,553 and $3,638 paid to affiliates in 1997, 1996 and 1995, respectively.

During 1997 and 1996, $15,947 and $28,465, respectively, of long-term notes payable were paid in advance of their maturity dates to utilize excess cash and reduce future interest expense.


NOTE 8 - LEASES

The Company is a lessee under a number of cancelable and noncancelable operating leases. Total rental expense was approximately $7,857, $5,804 and $4,153 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum rental commitments under noncancelable leases are as follows:

                                                          Operating      Capital
Year Ending December 31:                                   Leases        Leases
--------------------------------------------------------------------------------
1998                                                        $ 7,176       $1,707
1999                                                          5,662        1,213
2000                                                          4,459        1,182
2001                                                          3,428        1,099
2002                                                          2,913          945
Thereafter                                                    9,689        2,845
--------------------------------------------------------------------------------
Total minimum lease payments                                $33,327       $8,991
================================================================================
Less amount representing interest                                          1,847
--------------------------------------------------------------------------------
Present value of net minimum lease payments                                7,144
Less current portion of capital leases                                     1,098
                                                                        --------
Long-term portion of capital leases                                       $6,046
================================================================================

Property, plant and equipment at December 31, 1997 and 1996 included $8,926 and $2,568, respectively, of equipment under leases that have been capitalized. Accumulated depreciation for such equipment was $2,051 and $1,593 at December 31, 1997 and 1996, respectively.


NOTE 9 -  CONTINGENCIES

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


NOTE 10 - STOCK COMPENSATION PLANS

In October 1996, the Company adopted the DePuy, Inc. 1996 Equity Incentive Plan ("Incentive Plan"). Under the lncentive Plan, the Company may grant nonqualified or incentive stock options, stock appreciation rights, restricted stock or restricted stock units, performance awards, phantom stock units or other stock-based awards for the benefit of selected executive personnel, key employees, sales representatives, consultants of the Company and its affiliates, and non-employee directors of the Company. During 1997, $305 was charged to earnings related to stock options granted below market price to employees and to all stock options granted to non-employees.

The Incentive Plan authorizes the issuance of options to purchase up to an aggregate of 9,485,069 shares of common stock. The maximum number of shares available for restricted stock awards under the Incentive Plan is 350,000. As of December 31, 1997, options to purchase approximately 7,151,500 shares are available for issue. Subject to the provisions of the Incentive Plan, the term of options awarded in 1996 and in 1997 is 10 years from the date of grant.

Effective with the Initial Public Offering, 1,249,250 stock options were awarded with an exercise price of $17.50. Options which have been granted pursuant to the Incentive Plan vest over a three year period from the date of grant. In addition, 85,069 phantom stock units were granted to key personnel, which entitle the holder to one share of common stock for each unit in settlement of amounts payable under a long-term incentive compensation plan which has been discontinued.

A summary of the status of the Incentive Plan as of December 31, 1997 and 1996 and changes during 1997 is presented below:

                                                                          Fixed Options
                                       ---------------------------------------------------------------------------------------
                                                           1997                                          1996
------------------------------------------------------------------------------------------------------------------------------
                                                                 Weighted-Average                             Weighted-Average
                                             Number of Shares     Exercise Price     Number of Shares          Exercise Price
------------------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                    1,249,250             $17.50               ---               ---
   Granted                                            999,250              25.20         1,249,250            $17.50
   Exercised                                          (13,448)             17.50               ---               ---
   Forfeited                                         (131,925)             17.75               ---               ---
------------------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                          2,103,127             $21.14         1,249,250            $17.50
------------------------------------------------------------------------------------------------------------------------------
Price of $17.50
   (weighted-average contractual life
   of 8.8 years)                                    1,107,877             $17.50
Price range of $17.50 - $25.625
   (weighted-average contractual life
   of 9.4 years)                                      995,250              25.20
------------------------------------------------------------------------------------------------------------------------------
Exercisable options:
   December 31, 1996                                      ---                ---
   December 31, 1997                                  360,327             $17.50
------------------------------------------------------------------------------------------------------------------------------

The weighted-average fair value of each option grant (which is amortized over the option vesting period for purposes of determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for 1997 and 1996: dividend yield of .75%, expected volatility of 39.59% and 37.34%, risk-free interest rate of 5.83% and 6.18% and an expected life of 6 years. The weighted-average fair value of options granted at market price during 1997 and 1996 was $11.48 and $7.70 per share, respectively. The weighted-average fair value of options granted below market price during 1997 was $11.74. The weighted-average exercise price of options granted at market price during 1997 and 1996 was $25.60 and $17.50, respectively. The weighted-average exercise price of options granted below market price during 1997 was $17.50. There were no options granted below market price during 1996.

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized based on the fair value of its grants to employees under these plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated as follows:

                                                                       1997                                   1996
----------------------------------------------------------------------------------------------------------------------------
Net income                      As reported                          $122,786                              $106,748
                                Pro forma                             120,641                               106,447
----------------------------------------------------------------------------------------------------------------------------
Earnings per share              As reported                          $   1.25                              $   1.17
                                Pro forma                                1.22                                  1.16
----------------------------------------------------------------------------------------------------------------------------

The effects of applying FAS 123 in this pro forma disclosure are not likely to be representative of the effects on reported net income for future years.

Effective January 1, 1997, the Company adopted the DePuy, Inc. Employee Stock Option/Purchase Plan ("the Stock Purchase Plan") for purposes of providing its employees with an opportunity to participate in equity ownership by purchasing DePuy stock at a discount. The maximum aggregate number of shares to be issued under the Stock Purchase Plan is 600,000. The committee administering the Stock Purchase Plan determines the maximum number of shares to be issued during each annual period. All employees who have completed 90 days of employment with the Company are eligible to participate in offerings under the Stock Purchase Plan. In order to participate, an eligible employee must authorize a payroll deduction at a rate of 1% to 10% of base pay, which is credited to the participant's plan account. The option price of the stock under the Stock Purchase Plan is 85% of the lower of the fair market value of the stock on the offering commencement date or the termination date. During 1997, employees purchased approximately 86,500 shares at an average price of $17.96. The weighted-average fair value is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of .75%, expected volatility of 36.60% and a risk-free interest rate of 5.46%. The weighted-average fair value was $5.49 per share. At December 31, 1997, approximately 513,500 shares were reserved for future issuance.


NOTE 11 - SHAREHOLDERS' EQUITY

Prior to the reorganization and IPO described in Note 1, the total equity of the Company was recorded as shareholder's net investment. As a result of the reorganization and Initial Public Offering, which was effective October 30, 1996, the Company recorded the par value of the 98,580,000 shares outstanding as $986 of common stock. In addition, certain identifiable components of equity including cumulative translation adjustment, net unrealized appreciation on securities and minimum pension liability adjustment, were capitalized separately as of the date of the offering. The remaining equity of the Company totaling $675,144 was recorded as additional paid-in capital resulting in the liquidation of the shareholder's net investment balance.

Retained earnings of $128,058 at December 31, 1997, represents the net income of the Company, less dividends declared, subsequent to the effective date of the IPO.


NOTE 12 - EMPLOYEE PENSION PLANS AND OTHER BENEFIT PLANS

Eligible Company employees participate in a noncontributory defined contribution plan, sponsored by CUSHI prior to the reorganization, which covers substantially all non-union employees of the Company in the United States. This plan provides for targeted benefits based on the employee's average compensation in the years preceding retirement. In general, the Company's policy is to contribute actuarially determined amounts that are expected to be sufficient to meet projected benefit payment requirements. Pension expense for this plan was $1,303, $967 and $898 for 1997, 1996 and 1995, respectively, and was allocated among participants based on the ratio of the target benefits for the Company's participants relative to the total target benefits for all participants of the plan.

Employees of international subsidiaries are covered by various pension benefit arrangements, some of which are considered to be defined benefit plans for financial reporting purposes. Assets of the plans are comprised primarily of equity securities. Benefits under these plans are primarily based on levels of compensation. Funding policies are based on legal requirements, tax considerations and local practices. Pension expense for the most significant of these international plans was $1,529, $1,312 and $1,476 for 1997, 1996 and 1995, respectively.

The following table provides the assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations for the international defined benefit plan:

                                                                  1997              1996              1995
                                                           ----------------  -----------------  ----------------
Expected long-term rate of return                                9.0%               9.0%              9.0%
Weighted-average discount rate                                   9.0%               9.0%              9.0%
Rate of increase in compensation levels                          7.0%               7.0%              7.0%

The U.S. operating divisions also have a noncontributory defined benefit pension plan which covers substantially all of the Company's union employees who meet eligibility requirements. This plan generally provides pension benefits based on the employee's years of service, with normal retirement at age 65. Pension expense for this plan was $504, $380 and $381 for 1997, 1996 and 1995, respectively.

The following table provides the assumptions used to develop net periodic pension cost and the actuarial present value of projected benefit obligations for the U.S. defined benefit plan:

                                                                 1997               1996             1995
                                                           ----------------   ----------------  ----------------
Expected long-term rate of return on plan assets                 7.5%               7.5%              7.5%
Weighted-average discount rate                                   7.0%               7.0%              7.0%

The Company recorded a pension liability as required by Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", representing the amount by which the actuarial present value of the accumulated benefit obligation exceeds the fair value of the plan's assets. A corresponding amount is recognized as an intangible asset to the extent of the unamortized prior service cost. The excess is charged directly to shareholders' equity.

The amounts recorded at December 31, 1997 and 1996 are as follows:

                                                                       December 31, 1997                  December 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                 Accumulated      Assets Exceed     Accumulated      Assets Exceed
                                                               Benefits Exceed     Accumulated    Benefits Exceed     Accumulated
                                                                    Assets           Benefits          Assets           Benefits
-----------------------------------------------------------------------------------------------------------------------------------
  Actuarial present value of accumulated
    benefit obligation:
      Vested                                                         $(3,858)       $(18,874)           $(3,321)       $(19,798)
      Non-vested                                                      (1,512)            ---               (489)            ---
-----------------------------------------------------------------------------------------------------------------------------------

                                                                      (5,370)        (18,874)            (3,810)        (19,798)
  Effect of projected future salary
    increases                                                            ---          (4,404)               ---          (4,533)
-----------------------------------------------------------------------------------------------------------------------------------

  Projected benefit obligation                                        (5,370)        (23,278)            (3,810)        (24,331)
  Plan assets at fair value                                            3,838          30,555              2,809          30,411
-----------------------------------------------------------------------------------------------------------------------------------

  Projected benefit obligation (in excess of) or less than
    plan assets                                                       (1,532)          7,277             (1,001)          6,080
  Unamortized transition asset                                           (10)         (3,944)               (13)         (4,658)
  Unrecognized net actuarial losses
    (gains)                                                               84          (1,274)               249            (168)
  Unrecognized prior service costs                                     1,848             ---                737             ---
  Adjustment to recognize minimum liability                           (1,922)            ---               (973)            ---
-----------------------------------------------------------------------------------------------------------------------------------

  Net (pension liability) prepaid pension cost recognized in
    the consolidated balance sheets                                  $(1,532)       $  2,059            $(1,001)       $  1,254
===================================================================================================================================
  Amount reflected as an intangible asset                            $(1,848)       $    ---            $  (737)       $    ---
===================================================================================================================================
  Amount reflected as a minimum pension liability adjustment         $   (74)       $    ---            $  (236)       $    ---
===================================================================================================================================

The Company participates in a 401(k) plan for non-union employees of its domestic operations. The Company's expense for this plan was $1,697, $1,511 and $1,250 in 1997, 1996 and 1995, respectively.

The Company's senior management participates in a supplemental retirement plan sponsored by the Company. The benefits under the plan are based on the participants' salaries at their retirement dates adjusted by the total of retirement income to be received by the participants from other sources. Expense for this plan was $744, $806 and $763 for 1997, 1996 and 1995, respectively.

NOTE 13 - POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

Certain domestic subsidiaries of the Company sponsor unfunded postretirement healthcare benefit plans that cover either salaried or union employees. In general, the Company pays a defined portion of an eligible retiree's healthcare premium. The plans are contributory based on years of service, with contributions adjusted annually. Net periodic postretirement benefit cost includes the following components:

                                                                 1997        1996       1995
----------------------------------------------------------------------------------------------
  Benefit cost for service during the year and other             $  591     $   505     $  305
----------------------------------------------------------------------------------------------
  Interest cost on accumulated postretirement benefit
     obligation                                                     602         490        409
----------------------------------------------------------------------------------------------
  Net periodic postretirement benefit cost                       $1,193     $   995     $  714
==============================================================================================

The accrued postretirement benefit obligation recorded at December 31, 1997 and 1996 is as follows:

                                                                              1997       1996
----------------------------------------------------------------------------------------------
  Accumulated postretirement benefit obligation:
     Retirees                                                               $ 1,938     $1,751
     Fully eligible active plan participants                                    310        279
     Other active plan participants                                           7,425      6,703
----------------------------------------------------------------------------------------------
  Total accumulated postretirement benefit obligation                         9,673      8,733
  Unrecognized net actuarial gains                                            1,136      1,157
----------------------------------------------------------------------------------------------
  Accrued postretirement benefit obligation                                 $10,809     $9,890
==============================================================================================

Expenditures for these benefits during 1997, 1996 and 1995 were immaterial.

The assumed healthcare cost trend rates used to measure the expected cost of benefits for 1997 and 1996 ranged from 9.0% for a post-65 retiree to 12.0% for a pre-65 retiree. The healthcare trend rates are assumed to decrease ratably over a 10 year period down to 6.0%. An increase in this annual trend rate of 1.0% would increase the accumulated postretirement benefit obligation as of December 31, 1997 by $1,972 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $229.

The weighted-average discount rate used to measure the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 was 7.0%.


NOTE 14 - DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN EXCHANGE RISK MANAGEMENT     The Company enters into forward exchange
contracts where it is considered prudent to manage its global foreign exchange exposure. The forward contracts serve primarily to hedge nonfunctional currency denominated transactions and commitments for the purchase of inventory within the Company expected to occur within the year. The Company does not hold or issue derivative financial instruments for trading purposes or use leveraged derivatives in its financial management program. The Company does not anticipate any material adverse effect on its financial position resulting from its involvement in these instruments, nor does it anticipate nonperformance by its counterparty. The notional amounts of the Company's forward contracts at December 31, 1997 and 1996 were $11,198 and $136,636, respectively. The Company's domestic and international operations are committed, under terms of the forward contracts, to purchase the following currencies:

                                                      1997              1996
-------------------------------------------------------------------------------
U.S. Dollars                                         11,198            132,495
-------------------------------------------------------------------------------
British Pounds                                            -                 88
-------------------------------------------------------------------------------
French Francs                                             -             12,424
-------------------------------------------------------------------------------
Deutsche Marks                                            -              2,508
-------------------------------------------------------------------------------
Swiss Francs                                              -                500
-------------------------------------------------------------------------------

During the year ended December 31, 1997, and in prior years, all intercompany inventory purchases which were denominated in a foreign currency, and certain other transactions denominated in a nonfunctional currency, were hedged through contracts with Corange International Ltd. ("CIL"), a related affiliate. As a result of the pending change in ownership described in Note 17, CIL is no longer providing these contracts to the Company. During 1998, the Company plans to manage its foreign exchange exposure by entering into forward exchange contracts and option contracts where it is considered prudent in an effort to protect its income levels.

CONCENTRATIONS OF CREDIT RISK Concentrations of credit risk may arise due to financial instruments existing for groups of customers or counterparties having similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company anticipates, however, that counterparties will be able to satisfy fully their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit standing of the counterparty.

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996:

                                    1997                         1996
-------------------------------------------------------------------------------
                      CARRYING AMOUNT   FAIR VALUE  CARRYING AMOUNT FAIR VALUE
-------------------------------------------------------------------------------
Nonderivatives:           $62,143        $56,838         $20,167      $20,227
Long-term debt
===============================================================================
Derivatives:              $     -        $  (128)        $     -      $ 2,986
Forward contracts
===============================================================================

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The fair value of long-term debt is estimated by discounting expected cash flows at the rates likely to be offered to the Company for debt of the same remaining maturities. The fair value of the forward contracts represents the amount of hedging gain (or loss) deferred and generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date based on dealer quotes. All other nonderivative financial instruments approximate fair value.


NOTE 16 - INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates in one dominant industry segment which includes the manufacturing and marketing of joint and spinal implants, trauma products and sports medicine soft goods used primarily by orthopaedic medical specialists in both surgical and nonsurgical therapies.

Net sales, operating income and identifiable assets by geographic area are presented in the following table:

                                                                       1997
----------------------------------------------------------------------------------------------------------------
                                   United States    Asia/Pacific    Europe     Other    Eliminations     Total
----------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers      $  425,479        $86,656     $229,885   $28,168     $     ---   $  770,188
Sales to affiliated customers            77,888          1,381       94,705        27      (174,001)         ---
----------------------------------------------------------------------------------------------------------------
   Total sales                       $  503,367        $88,037     $324,590   $28,195     $(174,001)  $  770,188
================================================================================================================
Operating income (loss)              $  122,814        $19,846     $ 71,566   $   (56)    $ (21,140)  $  193,030
================================================================================================================
Identifiable assets                  $1,083,744        $67,781     $764,013   $32,199     $(867,080)  $1,080,657
================================================================================================================

                                                                        1996
--------------------------------------------------------------------------------------------------------------
                                   United States   Asia/Pacific    Europe    Other    Eliminations    Total
--------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers     $  408,919       $79,093      $186,802  $22,459    $     ---    $  697,273
Sales to affiliated customers           72,753           629        56,588      ---     (129,970)          ---
--------------------------------------------------------------------------------------------------------------
   Total sales                      $  481,672       $79,722      $243,390  $22,459    $(129,970)   $  697,273
==============================================================================================================
Operating income (loss)             $  141,616       $18,389      $ 40,304  $(1,833)   $ (10,973)   $  187,503
==============================================================================================================
Identifiable assets                 $1,060,737       $62,829      $362,732  $25,086    $(613,423)   $  897,961
==============================================================================================================

                                                                         1995
                                     United States  Asia/Pacific   Europe    Other    Eliminations    Total
--------------------------------------------------------------------------------------------------------------
Sales to unaffiliated customers       $  377,264       $71,549    $166,652  $21,096    $     ---    $  636,561
Sales to affiliated customers             54,695           982      40,416       26      (96,119)          ---
--------------------------------------------------------------------------------------------------------------
   Total sales                        $  431,959       $72,531    $207,068  $21,122    $ (96,119)   $  636,561
==============================================================================================================
Operating income (loss)               $  132,737       $20,710    $ 25,972  $  (931)   $  (8,165)   $  170,323
==============================================================================================================
Identifiable assets                   $  309,439       $54,940    $355,800  $18,410    $(115,339)   $  623,250
==============================================================================================================

Intercompany transfers are made at negotiated prices which include profit margin.

For the years ended December 31, 1997, 1996 and 1995, there were no customers which accounted for 10% or more of the Company's sales.

Sales to unaffiliated customers based on customer location were as follows:

                                              1997           1996            1995
---------------------------------------------------------------------------------------------
United States                               $394,587       $373,771        $349,909
---------------------------------------------------------------------------------------------
Europe                                       229,312        186,053         172,189
---------------------------------------------------------------------------------------------
Asia/Pacific                                 120,224        106,971          90,595
---------------------------------------------------------------------------------------------
Other regions                                 26,065         30,478          23,868
---------------------------------------------------------------------------------------------
   Total sales to unaffiliated customers    $770,188       $697,273        $636,561
=============================================================================================

NOTE 17 - SUBSEQUENT EVENTS

On May 24, 1997, the shareholders of Corange entered into an agreement to sell 100% of its shares to an indirect subsidiary of Roche Holding Ltd ("Roche"), a multinational company and world leader in research-based healthcare. This transaction was finalized on March 5, 1998, upon approval from various regulatory agencies. The purchase price, after contractually agreed price adjustments, totals approximately $10.2 billion. As a result of this transaction, Roche holds an approximate 84.2% interest in DePuy, Inc. The Company continues to operate as an independent organization and represents an additional segment for its majority shareholder, Roche. Headquartered in Basel, Switzerland, Roche is an international research-based company with principal businesses in pharmaceuticals, diagnostics, vitamins and fine chemicals, and fragrances and flavors.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of DePuy, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on pages 58 and 59 present fairly, in all material respects, the financial position of DePuy, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31,1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/  Price Waterhouse LLP

PRICE WATERHOUSE LLP
Indianapolis, Indiana
February 9, 1998, except as to Note 17, which is as of March 5, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required to be provided under Item 10 with respect to the Company's Executive Officers is included in Part I hereof under Item 4. The material set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 4 through 6 and page 11 of the Company's Proxy Statement for its Annual Meeting to be held on April 30, 1998 (the "Proxy Statement") is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

  The material set forth under the heading "Directors' Compensation" on page 6 of the Proxy Statement and under the heading "Executive Compensation" on pages 7 through 15 of the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The material set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 2 through 3 of the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The material set forth under the heading "Certain Relationships and Related Transactions" on pages 22 through 23 of the Proxy Statement is incorporated herein by reference.


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)  The following are filed as part of this Report on Form 10-K:

       (1)   Financial Statements:


             Consolidated Statements of Income for the three years ended December 31, 1997
             Consolidated Balance Sheets as of December 31, 1997 and 1996

            Consolidated Statements of Cash Flows for the three years ended December 31, 1997
            Consolidated Statements of Shareholders' Equity for the three years ended December 31, 1997

            Notes to Consolidated Financial Statements
            Report of Independent Accountants

     (2)    Financial Statement Schedule:

            Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 1997

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of 1997.

(c)  Exhibits.

     3.1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

     3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

     10.1 Employment Agreement, dated May 1, 1996, between Jim Lent and DePuy Inc., incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.2 Employment Agreement, dated July 13, 1992, between Michael J. Dormer and DePuy Inc., incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.3 Employment Agreement, dated May 1, 1996, between Michael J. Dormer and DePuy International Limited, incorporated by reference to
            Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.4 Employment Agreement, dated May 1, 1996, between R. Michael McCaffrey and DePuy Inc., incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.5 Employment Agreement, dated May 1, 1996, between William E. Tidmore and DePuy Inc., incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.6 Employment Agreement, dated May 1, 1996, between Robert E. Morel and DePuy Inc., incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.7 Employment Agreement, dated May 1, 1996, between Steve L. Artusi and DePuy Inc., incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.8 Employment Agreement, dated May 1, 1996, between Thomas J. Oberhausen and DePuy Inc., incorporated by reference to Exhibit 10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.9 Employment Agreement, dated May 1, 1996, between G. Taylor Seward and DePuy Inc., incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.10  DePuy, Inc. 1996 Equity Incentive Plan, incorporated by reference to
            Exhibit 10.10 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

     10.11 DePuy, Inc. Employee Stock Option/Purchase Plan, incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

     10.12 DePuy, Inc. Senior Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

     10.13 Corange Limited Incentive and Performance Plan-Executive Remuneration, incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.14 DePuy, Inc. and DePuy International Limited Orthopaedic Extra-Compensation Opportunity, incorporated by reference to Exhibit 10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.15 DePuy, Inc. Supplemental Retirement Plan (Plan No. 1) (As Amended and Restated Effective as of October 1, 1996), incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

     10.16 DePuy, Inc. Supplemental Retirement Plan (Plan No. 2) (As Amended and Restated Effective as of October 1, 1996), incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

     10.17 Trust Deed, dated July 1, 1993, between DePuy International Limited and G. Taylor Seward and Others, incorporated by reference to
            Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.18 Deed of Appointment and Retirement for the DePuy Executive Retirement Benefits Scheme, dated January 23, 1996, between DePuy International Limited and G. Taylor Seward and Others, incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.19 DePuy, Inc. 1996 Incentive Planning and Special Recognition Program, incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

     10.20 DePuy, Inc. Excess Retirement Plan (As Amended and in Effect as of October 1, 1996), incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

     10.21 Tax Allocation and Indemnity Agreement, dated October 30, 1996, between the Company, Boehringer Mannheim Corporation and Corange Limited, incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

     10.22 Registration Rights Agreement, dated October 30, 1996, between Corange Limited, Corange International Limited, Corange International Holdings B.V., Pharminvest S.A., and the Company, incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

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

     10.25 Joint Venture Agreement, dated February 4, 1993, by and among DePuy Inc., Biedermann Motech GmbH and Lutz Biedermann, incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*

     21.1   Subsidiaries of the Registrant.

     23.1   Consent of Price Waterhouse LLP.

     27.1   Financial Data Schedule.

___________________
* Confidential portions omitted and filed separately with the Securities and Exchange Commission.
**   Management contract or compensatory plan or arrangement.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                             DePuy, Inc.


March 31, 1998                         By:     /s/  James A. Lent
                                            ------------------------------------
                                                    James A. Lent
                                            Chairman and Chief Executive Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             Signature                               Title                     Date
             ---------                               -----                     ----
        /s/ James A. Lent                  Chairman and Chief              March 31, 1998
---------------------------------           Executive Officer
          James A. Lent

     /s/ Thomas J. Oberhausen              Senior Vice President and       March 30, 1998
---------------------------------          Chief Financial and
       Thomas J. Oberhausen                Accounting Officer

      /s/ Richard C. Bolesky               Director                        March 27, 1998
---------------------------------
        Richard C. Bolesky

      /s/ Michael J. Dormer                Director                        March 31, 1998
---------------------------------
        Michael J. Dormer

     /s/ Richard A. Gilleland              Director                        March 30, 1998
---------------------------------
       Richard A. Gilleland

      /s/ Gerald C. Hanes                  Director                        March 30, 1998
---------------------------------
        Gerald C. Hanes

      /s/ M.L. Lowenkron                   Director                        March 30, 1998
---------------------------------
        M.L. Lowenkron

     /s/ Robert Volz, M.D.                 Director                        March 25, 1998
---------------------------------
       Robert Volz, M.D.

     /s/ Anthony Williams                  Director                        March 30, 1998
---------------------------------
        Anthony Williams

                                                                     SCHEDULE II


                                  DEPUY, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                            (dollars in thousands)

Description                                                                    Additions
-----------                                      ---------------------------------------------------------------------------
                                                 Balance at    Charged to     Charged to                          Balance at
                                                 beginning     costs and        other                               end of
                                                 of period      expenses     accounts/(a)/     Deductions/(b)/      period
                                                 ----------    ----------    ---------         -----------          --------
Allowance for doubtful accounts:
For year ended December 31, 1997............      $8,534        $12,432        $ 30             $(3,274)           $17,722
For year ended December 31, 1996............       6,628          2,973         466              (1,533)             8,534
For year ended December 31, 1995............       5,677          1,863           9                (921)             6,628

Deferred tax valuation allowances:
For the year ended December 31, 1997........      $2,754        $   178        $---                $---            $ 2,932
For the year ended December 31, 1996........         902          1,852         ---                 ---              2,754
For the year ended December 31, 1995........         333            569         ---                 ---                902

__________________

(a)  Recovery of amounts previously written off.

(b)  Bad debts written off and currency translation.

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION                             PAGE NO.

  3.1  Articles  of  Incorporation  of  the  Company,   incorporated  by
       reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  3.2 By-laws of the Company, incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).

  10.1 Employment Agreement, dated May 1, 1996, between Jim Lent and DePuy Inc., incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

  10.2 Employment Agreement, dated July 13, 1992, between Michael J. Dormer and DePuy Inc., incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

  10.3 Employment Agreement, dated May 1, 1996, between Michael J. Dormer and DePuy International Limited, incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

  10.4 Employment Agreement, dated May 1, 1996, between R. Michael McCaffrey and DePuy Inc., incorporated by reference to Exhibit
       10.4 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

  10.5 Employment Agreement, dated May 1, 1996, between William E. Tidmore and DePuy Inc., incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

  10.6 Employment Agreement, dated May 1, 1996, between Robert E. Morel and DePuy Inc., incorporated by reference to Exhibit 10.6 of the Company's Registration Statement on Form S-1 (Registration No. 333- 09345).**

  10.7 Employment Agreement, dated May 1, 1996, between Steve L. Artusi and DePuy Inc., incorporated by reference to Exhibit 10.7 of the Company's Registration Statement on Form S-1 (Registration No. 333- 09345).**

  10.8 Employment Agreement, dated May 1, 1996, between Thomas J. Oberhausen and DePuy Inc., incorporated by reference to Exhibit
       10.8 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

  10.9 Employment Agreement, dated May 1, 1996, between G. Taylor Seward and DePuy Inc., incorporated by reference to Exhibit 10.9 of the Company's Registration Statement on Form S-1 (Registration No. 333- 09345).**

 10.10 DePuy,   Inc.  1996  Equity   Incentive  Plan,   incorporated  by
       reference to Exhibit 10.10 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

 10.1 DePuy, Inc. Employee Stock Option/Purchase Plan, incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

 10.12 DePuy, Inc. Senior Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

 10.13 Corange Limited Incentive and Performance Plan-Executive Remuneration, incorporated by reference to Exhibit 10.21 of the Company's Registration Statement on Form S-1 (Registration No.
               333- 09345).**

 10.14 DePuy, Inc. and DePuy International Limited Orthopaedic Extra-Compensation Opportunity, incorporated by reference to Exhibit
        10.22 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

EXHIBIT NO.             DESCRIPTION                                     PAGE NO.

 10.15 DePuy, Inc. Supplemental Retirement Plan (Plan No. 1) (As Amended and Restated Effective as of October 1, 1996), incorporated by reference to Exhibit 10.15 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

 10.16 DePuy, Inc. Supplemental Retirement Plan (Plan No. 2) (As Amended and Restated Effective as of October 1, 1996), incorporated by reference to Exhibit 10.16 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

 10.17 Trust Deed, dated July 1, 1993, between DePuy International Limited and G. Taylor Seward and Others, incorporated by reference to Exhibit 10.25 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

 10.18 Deed of Appointment and Retirement for the DePuy Executive Retirement Benefits Scheme, dated January 23, 1996, between DePuy International Limited and G. Taylor Seward and Others, incorporated by reference to Exhibit 10.26 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

 10.19 DePuy, Inc. 1996 Incentive Planning and Special Recognition Program, incorporated by reference to Exhibit 10.27 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).**

 10.20 DePuy, Inc. Excess Retirement Plan (As Amended and in Effect as of October 1, 1996), incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.**

 10.21 Tax Allocation and Indemnity Agreement, dated October 30, 1996, between the Company, Boehringer Mannheim Corporation and Corange Limited, incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

 10.22 Registration Rights Agreement, dated October 30, 1996, between Corange Limited, Corange International Limited, Corange International Holdings B.V., Pharminvest S.A., and the Company, incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1996.

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

 10.25 Joint  Venture  Agreement,  dated  February 4, 1993, by and among
       DePuy Inc., Biedermann Motech GmbH and Lutz Biedermann, incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (Registration No. 333-09345).*

 21.1  Subsidiaries of the Registrant.

 23.1  Consent of Price Waterhouse LLP.

 27.1  Financial Data Schedule.
________
* Confidential portions omitted and filed separately with the Securities and Exchange Commission.
**   Management contract or compensatory plan or arrangement.