Form 10-Q
period 1998-03-31
DEPUY INC
filed 1998-05-14
CIK 1019900

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _______________________


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

          The number of shares of Common Stock, par value $.01 per share, outstanding as of May 13, 1998 was 98,811,445.

PART I. - FINANCIAL INFORMATION
Item 1. Financial Statements

                                  DEPUY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                                  March 31,
                                                                                                    1998           December 31,
                                                                                                 (Unaudited)          1997*
                                                                                               ----------------   -------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                         $  198,934         $  215,567
Short-term investments                                                                                10,343              4,925
Accounts receivable, net of allowances of $15,208 (1998) and $17,722 (1997)                          151,973            132,204
Inventories at lower of cost or market                                                               177,826            169,735
Deferred income taxes                                                                                 54,897             52,839
Prepaid expenses and other current assets                                                             30,051             30,136
                                                                                                  ----------         ----------
        Total current assets                                                                         624,024            605,406
                                                                                                  ----------         ----------

NONCURRENT ASSETS
Goodwill, net of accumulated amortization of $78,484 (1998) and $74,570 (1997)                       337,012            341,710
Other intangible assets, net of accumulated amortization of $3,186 (1998) and $3,820 (1997)            3,511              3,528
Deferred income taxes                                                                                 15,359             15,584
Investment in affiliate                                                                                2,088              1,610
Other assets                                                                                           9,680              8,865
                                                                                                  ----------         ----------
                                                                                                     367,650            371,297

Property, plant and equipment, net                                                                   104,876            103,954
                                                                                                  ----------         ----------
        Total assets                                                                              $1,096,550         $1,080,657
                                                                                                  ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Short-term debt payable to affiliates                                                             $       --         $    1,497
Short-term debt                                                                                       18,205             23,696
Accounts payable                                                                                      33,506             36,296
Dividends payable to shareholders                                                                         --             11,836
Amounts payable to affiliates, net                                                                     1,130                493
Income taxes payable                                                                                  40,232             33,696
Accrued royalties                                                                                     25,498             23,115
Accrued employee compensation                                                                         20,345             23,005
Other accrued expenses                                                                                53,536             48,532
                                                                                                  ----------         ----------
        Total current liabilities                                                                    192,452            202,166
                                                                                                  ----------         ----------

NONCURRENT LIABILITIES
Long-term debt                                                                                        63,751             68,189
Long-term employee benefits                                                                           20,289             20,097
Noncurrent deferred income taxes                                                                       8,154              8,243
Other noncurrent liabilities                                                                          13,349             14,458
                                                                                                  ----------         ----------
        Total noncurrent liabilities                                                                 105,543            110,987
                                                                                                  ----------         ----------

CONTINGENCIES (NOTE 6)

MINORITY INTEREST                                                                                      4,244              5,386
                                                                                                  ----------         ----------

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 130,000,000 shares authorized; shares outstanding
   of 98,789,393 (1998) and 98,679,874 (1997)                                                            988                987
Additional paid-in capital                                                                           694,669            676,649
Retained earnings                                                                                    146,906            128,058
Accumulated other comprehensive income                                                               (48,252)           (43,576)
                                                                                                  ----------         ----------
        Total shareholders' equity                                                                   794,311            762,118
                                                                                                  ----------         ----------
        Total liabilities and shareholders' equity                                                $1,096,550         $1,080,657
                                                                                                  ==========         ==========

            *The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

                                See accompanying notes to these Consolidated Financial Statements.

                                       1

                                  DEPUY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands, except per share data)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------------
                                                          1998           1997
                                                       -----------   -----------
Net sales                                                $207,331      $187,842

Cost of sales                                              60,568        56,001
                                                         --------      --------
        Gross profit                                      146,763       131,841
                                                         --------      --------
Selling, general and administrative expenses               77,619        69,531
Research and development expenses                           7,209         5,832
Goodwill amortization                                       3,642         3,179
Special items, net (Note 3)                                23,996           908
                                                         --------      --------
        Operating income                                   34,297        52,391
                                                         --------      --------
Interest expense, affiliate                                    54           448
Interest expense, other                                     1,733           744
Other income, net                                          (2,791)       (2,322)
                                                         --------      --------
        Income before taxes, minority interest
         expense and equity in earnings of
         unconsolidated affiliate                          35,301        53,521
                                                         --------      --------
Provision for income taxes                                 16,122        22,311
Minority interest expense                                     663           373
Equity in earnings of unconsolidated affiliate                332           428
                                                         --------      --------
        Net income                                       $ 18,848      $ 31,265
                                                         ========      ========
Basic and diluted earnings per share                     $   0.19      $   0.32
                                                         ========      ========
Weighted-average number of common shares outstanding       98,711        98,580
                                                         ========      ========

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -------------------------
                                                          1998           1997
                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                               $ 18,848      $ 31,265
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                            9,012         7,493
   Gain on sale of assets                                      --        (5,222)
   Deferred income taxes                                   (2,398)       (3,043)
   Capital contribution for Corange Service Awards         15,865            --
   Other, net                                              (1,140)         (827)
   Changes in operating assets and liabilities,
    net of effects of acquisitions and divestitures:
      Accounts receivable                                 (20,662)       (3,279)
      Inventories                                          (8,669)       (7,401)
      Amounts payable to/or receivable from
       affiliates, net                                       (782)       (2,573)
      Prepaid expenses and other current assets               (74)       (2,456)
      Other noncurrent assets                              (2,066)       (2,180)
      Accounts payable                                     (2,474)       (3,357)
      Accrued employee compensation and other              (7,117)       (1,462)
      Other noncurrent liabilities                           (555)        2,871
      Income taxes payable                                  7,021        26,892
                                                         --------      --------
      Net cash provided by operating activities             4,809        36,721
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                       (6,388)       (5,001)
Purchases of short-term investments, net                   (5,217)      (14,495)
Proceeds from sale of assets                                   --        12,191
                                                         --------      --------
      Net cash used for investing activities              (11,605)       (7,305)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of short-term debt                                (7,593)      (21,601)
Proceeds from issuance of short-term debt                     755         1,648
Payments of long-term debt                                 (4,423)       (6,067)
Proceeds from issuance of long-term debt                       --         3,312
Net proceeds from issuance of stock                         2,156            --
                                                         --------      --------
      Net cash used for financing activities               (9,105)      (22,708)
                                                         --------      --------
Effect of exchange rate changes on cash                      (732)       (1,816)
                                                         --------      --------
      Increase (decrease) in cash and cash equivalents    (16,633)        4,892

Cash and cash equivalents at beginning of period          215,567       209,387
                                                         --------      --------
Cash and cash equivalents at end of period               $198,934      $214,279
                                                         ========      ========

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Unaudited, in thousands)

                                                                                                    Accumulated
                                                                           Additional                  Other           Total
                                          Shareholder's   Common   Common    Paid-in     Retained   Comprehensive   Shareholders'
                                          Net investment  Shares   Stock     Capital     Earnings      Income          Equity
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995               $ 378,099          --   $   --   $     --     $     --    $     --        $       --
---------------------------------------------------------------------------------------------------------------------------------
   Net income for the period                  89,640
   Dividends to affiliate                     (8,553)
   Change in net transfers to affiliate       44,063
   Foreign currency translation adjustments    4,727
   Unrealized gain on securities                  44
   Capital contributions from affiliates       4,564
   Capitalization resulting from reorganiza-
     tion and Initial Pubic Offering        (512,584)     98,580      986    675,144           --     (24,983)          651,147
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 30, 1996,
   EFFECTIVE DATE OF INITIAL
   PUBLIC OFFERING                                --      98,580      986    675,144           --     (24,983)          651,147
---------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income for the period                                                            17,108                        17,108
      Other comprehensive income                                                                        2,373             2,373
                                                                                       ------------------------------------------
      Total comprehensive income                                                           17,108       2,373            19,481
                                                                                       ------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------
   BALANCE AT DECEMBER 31, 1996                   --      98,580      986    675,144       17,108     (22,610)          670,628
---------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income for the year                                                             122,786                       122,786
      Other comprehensive income                                                                      (20,966)          (20,966)
                                                                                       -----------------------------------------
      Total comprehensive income                                                          122,786     (20,966)          101,820
                                                                                       -----------------------------------------
   Cash dividends declared                                                                (11,836)                      (11,836)
   Exercise of stock options and issuance of
      other stock awards                                      13                 525                                        525
   Common stock issued for purchase under the
      Employee Stock Purchase Plan                            87        1      1,553                                     1,554
   Other                                                                        (573)                                     (573)
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                      --      98,680      987    676,649      128,058     (43,576)         762,118
-------------------------------------------------------------------------------------------------------------------------------
   Comprehensive income:
      Net income for the period                                                            18,848                       18,848
      Other comprehensive income                                                                       (4,676)          (4,676)
                                                                                          -------------------------------------
      Total comprehensive income                                                           18,848      (4,676)          14,172
                                                                                          -------------------------------------
   Exercise of stock options and issuance
      of other stock awards                                   109        1     2,155                                     2,156
   Capital contribution for Corange Service Awards                            15,865                                    15,865
-------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998                    $    --      98,789     $ 988  $694,669     $146,906    $(48,252)        $794,311
-------------------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to these Consolidated Financial Statements.

                                                                 4

                                  DEPUY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited, in thousands, except share data)
                                 MARCH 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of DePuy, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of operations for the periods reported have been included. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's 1997 Annual Report on Form 10-K.


NOTE 2 - ORGANIZATION/ACQUISITIONS

DePuy, Inc. was formed as the result of a worldwide reorganization completed by its parent, Corange Limited ("Corange"), to realign its worldwide orthopaedic operations into a stand-alone entity in order to sell shares of the realigned entity to the public through an Initial Public Offering ("IPO"). Prior to the public offering, various actions were taken to form the Company including (i) the consolidation of the worldwide operations of DePuy under Corange U.S. Holdings, Inc., an Indiana corporation ("CUSHI"), (ii) the transfer of Boehringer Mannheim Corporation ("BMC") out of the CUSHI consolidated group and
(iii) the merging of CUSHI into DePuy, Inc., which was created on July 26, 1996 for purposes of becoming the holding company for the DePuy worldwide operations, the effect of which was to reincorporate CUSHI in Delaware under the name "DePuy, Inc." None of these actions involved outside minority shareholders. Accordingly, the consolidation of the entities was accounted for on a predecessor basis.

Pursuant to a registration statement filed with the Securities and Exchange Commission that became effective on October 30, 1996, the Company issued, through an Initial Public Offering, 7,780,000 shares of its common stock at $17.50 per share which generated net proceeds after expenses, discounts and commissions of approximately $126,000. In November 1996, an additional 800,000 shares were sold pursuant to an underwriter's over allotment provision generating net proceeds of approximately $13,000. The Company used a portion of the net proceeds from the sale of shares of its common stock to fund part of the cost of the Landanger-Camus ("Landanger") acquisition in April 1997 and plans to use the remaining proceeds to finance additional expansion of the Company's business.

On April 2, 1997, the Company purchased 89.6% of the shares of Landanger, or 1,939,452 shares, which were held by members of the Landanger family and certain minority shareholders. The purchase was followed by a tender offer whereby the Company acquired the remaining 10.4% of the shares, which were owned by the public. The total purchase price, including acquisition costs, approximated $150,000. Goodwill totaling $123,489 was recorded as a result of this acquisition under the purchase method of accounting. The acquisition was funded partly through external financing and partly with cash received from the IPO. Landanger, headquartered in France, is a manufacturer of hip implants and a distributor of orthopaedic devices and supplies. For its fiscal year ended August 31, 1996, Landanger reported net sales of $99,500 and net income of $8,000 (unaudited and translated at the average exchange rate for the fiscal year).

The operating results of Landanger have been included in the consolidated statements of income from the date of acquisition. On the basis of a pro forma consolidation of the results of operations (unaudited), as if the acquisition had taken place at the beginning of 1996, consolidated net sales of the Company would have been $792,938 for the year ended December 31, 1997 and $788,064 for the same period in 1996 (translated at the average exchange rate for 1997 and 1996, respectively). Consolidated pro forma income and earnings per share would not have been materially different from the reported amounts for the years 1997 and 1996.

                                  DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

On May 24, 1997, the shareholders of Corange entered into an agreement to sell 100% of its shares to an indirect subsidiary of Roche Holding Ltd ("Roche"), a multinational company and world leader in research-based healthcare. This transaction was finalized on March 5, 1998, upon approval from various regulatory agencies. The purchase price, after contractually agreed price adjustments, totaled approximately $10.2 billion. As a result of this transaction, Roche, through its ownership of Corange, holds an approximate 84% interest in DePuy, Inc. The Company continues to operate as an independent organization and represents an additional segment for Roche. Headquartered in Basel, Switzerland, Roche is an international company with principal businesses in pharmaceuticals, diagnostics, vitamins and fine chemicals, and fragrances and flavors.

On March 20, 1998, the Company entered into an agreement to purchase the equity of AcroMed Corporation ("AcroMed") in a transaction valued at approximately $325,000. The purchase agreement is subject to certain conditions, including receipt of necessary regulatory approvals. The Company has obtained a commitment letter for a $300,000 revolving line of credit to fund this acquisition. AcroMed, headquartered in Cleveland, Ohio, manufactures and distributes spinal implant medical devices to treat a range of conditions including degenerative diseases, deformities, traumas/tumors and cervical applications. For its fiscal year ended June 30, 1997, AcroMed reported net sales of approximately $90,000.

The Company's primary business is the development, manufacture and sale of orthopaedic joint implants (primarily hips, knees and shoulders), spinal implants, related surgical instruments, trauma products and sports medicine soft goods.


NOTE 3 - SPECIAL ITEMS

Effective March 28, 1997, the Company completed the sale of the pharmaceutical business of DePuy International Limited. The pharmaceutical and related businesses achieved 1996 sales of approximately $14,000, principally from infection control and skin treatment products sold to hospitals in the United Kingdom. The transaction was completed through a management buy-out and resulted in a one-time, pretax gain of $8,000. In addition, the Company recognized special charges totaling $8,900 during the first quarter of 1997, primarily related to the cost of instrumentation sets acquired and written off in connection with reorganizing various distribution channels to increase implant sales.

During March 1998, certain employees of DePuy, Inc. and its subsidiaries received, in connection with the sale of the Corange group to Roche, special monetary awards in recognition of their services to the Corange group of companies. DePuy recorded an approximate $24,000 pretax operating expense related to the awards during the first quarter of 1998. The payment of these awards had no cash impact on the Company since they were funded through a $15,900 capital contribution received from Corange representing the estimated after-tax cash flow effect to the Company. The expense recorded during the first quarter of 1998 for these special awards, as well as the related tax benefits, represent the estimated cost to the Company since all payments have not yet been completed.

                                  DEPUY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


NOTE 4 - INVENTORIES

Inventories consisted of the following:

                                          March 31,               December 31,
                                            1998                      1997
                                          --------                -----------
       Finished products                  $140,935                  $136,170
       Work in process                      14,450                    13,387
       Raw materials                        22,441                    20,178
                                          --------                  --------
                                          $177,826                  $169,735
                                          ========                  ========

NOTE 5 - INCOME TAXES

The difference between the Company's effective and statutory tax rates is primarily attributable to the tax effects of the special service awards recorded in the first quarter of 1998, and to the gain realized on the sale of the Company's pharmaceutical business during the first quarter of 1997 which was subject to tax at a rate lower than the statutory tax rate, as described in Note
3. In addition, the effective tax rate is impacted by state income taxes, nondeductible goodwill, and the effect of international operations.

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

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). These Statements establish standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and establish standards for the way that public business enterprises report information about operating segments in annual financial statements, respectively. Both of these pronouncements became effective for financial statements for fiscal years beginning after December 15, 1997 and are also required for interim financial reporting. FAS 131 is not required for interim financial reporting in the initial year of adoption. The Company has provided the required disclosures as prescribed in FAS 130 in its financial statements for the first quarter of 1998 and intends to provide the required disclosure for FAS 131 in the Company's 1998 annual financial statements.

NOTE 8 - COMPREHENSIVE INCOME

The changes in the components of accumulated other comprehensive income for the first three months of 1998 and 1997 were $4,676 and $14,855, respectively. Comprehensive income consisted of the following:

                                             March 31,    March 31,
                                               1998         1997
                                             ---------    ---------
Cumulative translation adjustment             $(4,866)    $(14,860)
Net unrealized appreciation on securities         190            5
                                              -------     --------
                                              $(4,676)    $(14,855)
                                              =======     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW
--------

DePuy, Inc. (the "Company") is one of the world's leading designers, manufacturers and distributors of orthopaedic devices and supplies. The Company's products include joint reconstructive devices such as hip, knee and shoulder implants; spinal implants; trauma devices; sports medicine products, including knee braces and other soft good supplies; and various other orthopaedic and operating room products. The Company sells and distributes its products in all major markets throughout the world. During both the first quarter of 1998 and the year 1997, 51% of worldwide sales were to customers within the United States, with the remaining 49% of total sales being to customers located primarily in European and Asia/Pacific countries.

On October 30, 1996, the Company issued 8.6 million new shares of common stock, and Corange Limited ("Corange"), its primary shareholder, sold 7.0 million previously outstanding shares to the public through an Initial Public Offering ("IPO") at an offering price of $17.50 per share. The issuance of stock generated net proceeds to the Company after expenses, discounts and commissions of approximately $139 million.

Prior to the public offering, the Company was operated as the orthopaedic division of Corange. This division comprised various legal entities that were engaged, or partly engaged, in the orthopaedic business and were owned by a number of different entities within the Corange group. As a result of a pre-offering reorganization, (i) the non-U.S. entities (or in certain cases, the assets thereof) that were involved in the orthopaedic business were transferred into the Company's U.S. consolidated group, (ii) Boehringer Mannheim Corporation, the U.S. operating subsidiary of the Boehringer Mannheim companies, which were under common control with the DePuy companies, was transferred outside the Company's U.S. consolidated group and (iii) the Company was reincorporated in Delaware.

Certain transactions occurring during 1997 affect the comparison of financial results for the first quarter of 1998 as compared to the same period in the prior year. In April 1997, the Company acquired Landanger-Camus ("Landanger"), a leading manufacturer of hip implants located in France, for approximately $150 million. This acquisition contributed approximately 8% additional sales growth for the quarter ended March 31, 1998. In addition, the Company sold its international healthcare and pharmaceutical businesses during 1997. These divestitures caused sales to decline by approximately 4% during the first quarter of 1998.

The following table summarizes the selected financial information expressed as a percentage of net sales for each reporting period:

                                                        PERCENTAGE OF NET SALES
                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
Net Sales                                                 100.0 %       100.0 %
Cost of sales                                              29.2          29.8
                                                          -----         -----
        Gross profit                                       70.8          70.2
                                                          -----         -----
Selling, general & administrative expenses                 37.4          37.0
Research and development expenses                           3.5           3.1
Goodwill amortization                                       1.8           1.7
Special items, net                                         11.6            .5
                                                          -----         -----
        Operating income                                   16.5          27.9
                                                          -----         -----
Interest expense                                             .8            .6
Other income, net                                          (1.3)         (1.2)
                                                          -----         -----
        Income before taxes, minority interest
         expense and equity in earnings of
         unconsolidated affiliate                          17.0          28.5
                                                          -----         -----
Provisions for income taxes                                 7.8          11.9
Minority interest expense                                    .3            .2
Equity in earnings of unconsolidated affiliate               .2            .2
                                                          -----         -----
        Net income                                          9.1 %        16.6 %
                                                          =====         =====

The following table summarizes sales by product line and geographic location:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        -----------------------
                                                           1998         1997
                                                        ----------   ----------
Reconstructive products                                   $145.5       $127.2
Spinal implants                                             19.1         13.9
Trauma products                                             17.3         15.2
Sports medicine                                             13.0         12.2
Other products                                              12.4         19.3
                                                          ------       ------
        Total sales                                       $207.3       $187.8
                                                          ======       ======
U.S. sourced sales                                        $113.5       $109.2
International sourced sales                                 93.8         78.6
                                                          ------       ------
        Total sales                                       $207.3       $187.8
                                                          ======       ======
Sales to customers located in the United States           $105.6       $100.8
Sales to customers located outside the United States       101.7         87.0
                                                          ------       ------
        Total sales                                       $207.3       $187.8
                                                          ======       ======

                                      9

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net sales were $207.3 million for the three months ended March 31, 1998, representing an increase of $19.5 million, or 10% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 3%. The acquisition of Landanger in April 1997 resulted in additional sales growth of 8%. The effects of foreign exchange rates in 1998 compared with 1997 and the sale of the pharmaceutical and healthcare businesses resulted in an unfavorable impact on sales of 3% and 4%, respectively. The remaining 6% increase primarily related to the growth in sales of hip and knee replacements in the joint reconstructive product line.

The components of the worldwide sales improvement were as follows:

Acquisitions                                      8%
Volume and product mix                            6%
Net pricing changes                               3%
Effect of foreign exchange rates                 -3%
Divestitures                                     -4%

U.S. sourced sales to unaffiliated customers rose $4.3 million, or approximately 4%, during the three months ended March 31, 1998. This growth was primarily attributable to increased sales of spinal products, including the new Peak polyaxial anterior cervical plate and continued penetration of this fast-growing segment of the U.S. orthopaedics market. Increased sales of joint reconstructive implants and sports medicine products also contributed to the sales growth for the quarter.

International sourced sales to unaffiliated customers rose $15.2 million, or 20%, during the three months ended March 31, 1998. This increase in sales was primarily attributable to the acquisition of Landanger in April 1997 resulting in international sales growth of 21%. The continued expansion in the European and Asia/Pacific regions also caused sales to grow by 10% and 6%, respectively, exclusive of the effects of foreign exchange and divestitures. The negative effect of foreign exchange rates partially offset the overall increase in international sales by 7% and divestitures caused sales to decline by 10%.

The Company's gross profit for the three months ended March 31, 1998 was $146.8 million, or 70.8% of sales, as compared to 70.2% of sales for the comparable three-month period. This improvement in margins was partly the result of the sale of the pharmaceutical and healthcare businesses during 1997 which historically had realized significantly lower gross margins than the core orthopaedic products sold by the Company. In addition, product mix and price increases occurring during the first quarter of the year contributed to the increase in gross margins.

Selling, general and administrative expenses totaled $77.6 million for the first three months of 1998, or 37.4% of sales, as compared to 37.0% reported in the same period of the prior year. Increased expenses resulted primarily from higher marketing and consulting fees and increased investments in international information systems. These higher expenses were partially offset by decreased legal fees.

Research and development expenses increased to $7.2 million, or 3.5% of sales during the first three months of 1998 as compared to 3.1% reported in the first quarter of 1997. This increase was largely due to the acquisition of Landanger. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

Goodwill amortization totaled $3.6 million for the first three months of the year, representing a $.5 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of additional goodwill related to the acquisition of Landanger in April 1997, partially offset by lower amortization resulting from the sale of the healthcare and pharmaceutical businesses during the first six months of 1997.

Special items, net reported during the first quarter of 1998 of $24.0 million represent monetary awards received, in connection with the sale of Corange to Roche Holding Ltd ("Roche"), by certain employees of the Company in recognition of their services to the Corange group of companies. This one-time charge was reported as an estimate for the first quarter of 1998 since all payments have not yet been completed. During the first quarter of 1997, the special item of $.9 million was comprised of one-time charges totaling $8.9 million related to instrumentation costs in connection with the reorganization of distribution channels, partially offset by an $8 million pretax gain realized on the sale of the pharmaceutical business of DePuy International. Both of these items are described in more detail in Note 3 to the financial statements.

Interest expense was $1.8 million through March 31, 1998, representing a $.6 million increase compared to the same period in the prior year. This higher interest expense was due to additional debt acquired during 1997 related to the purchase of Landanger, partially offset by a reduction in outstanding debt balances as a result of increased internal funding of short-term financial requirements.

Other income, net, totaled $2.8 million for the first three months of the year as compared to $2.3 million reported in the prior year, representing an increase of $.5 million. This increase mainly resulted from higher interest income related to larger invested cash balances.

The effective income tax rate for the first quarter of 1998 was 45.7% as compared to 41.7% reported in the same period of the prior year. Excluding the tax effects of the special employee recognition awards, the effective rate would have been 41.0% for the first three months of the current year. The .7% reduction in the rate resulted primarily from the tax effects of the financing structure related to the Landanger acquisition and other effects of international operations.

Net income for the three months ended March 31, 1998 was $18.8 million. Excluding special items, net income would have been $34.7 million, or 16.7% of sales, representing 11% growth over the prior year. This increase was attributable to a 9% increase in operating profit, excluding special items, and to a lower effective income tax rate. Earnings per share for the first quarter of 1998, excluding special items, would have been $.35, representing a 9% increase over the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations is the principal source of funding available to the Company and provides adequate liquidity to meet its operational needs. Cash and cash equivalents totaled $198.9 million at March 31, 1998, compared with $215.6 million at December 31, 1997.

Net proceeds received from the IPO in October 1996 totaled approximately $139 million. A portion of this cash was used to fund part of the cost of the Landanger acquisition. The remaining cash is currently invested primarily in cash equivalents and will be used to finance the expansion of the Company's business through strategic acquisitions.

Working capital at March 31, 1998 was $431.6 million, representing a $28.3 million increase from December 31, 1997. The annualized inventory turnover ratio for the three months ended March 31, 1998 was 1.4, down slightly from the
1.5 level reported during the three months ended March 31, 1997. The annualized accounts receivable turnover rate was 5.8 for the first three months of 1998, constant with the rate reported in the same period in 1997.

Operating activities generated $4.8 million of cash in the first three months of 1998 as compared to $36.7 million in the same period in the prior year. Cash flows during the first quarter of the year resulted from the timing of tax payments, payment of the $11.8 million dividend declared at the end of 1997 and changes in working capital.

Cash flows used for investing activities totaled $11.6 million including capital expenditures of $6.4 million and purchases of short-term investments of $5.2 million. In the first three months of 1997, cash flows used for investing activities of $7.3 million included purchases of short-term investments of $14.5 million and capital expenditures of $5.0 million, partially offset by proceeds received from the sale of the pharmaceutical business of DePuy International of $12.2 million, described in Note 3 to the financial statements.

Cash flows used for financing activities were $9.1 million in 1998 and included a net decrease in debt of $11.3 million, partially offset by $2.2 million of proceeds received from the issuance of stock related to the exercise of stock options and other stock activity. The reduction in debt was due to a payment made on the debt related to the Landanger acquisition and to more internal financing. During the first three months of 1997, cash flows used for financing activities totaled $22.7 million resulting in a decrease in debt of $22.7 million.

The Company declared an annual cash dividend of $.12 per share in October 1997 which was paid in January 1998. The Board of Directors will determine each year the amount of dividends to be paid, if any, based upon cash funds available. Capital expenditures are expected to be approximately $37 million in 1998, primarily consisting of purchases of machinery and equipment and accounting software. In addition to these funding requirements, the Company expects to continue to evaluate future acquisitions to expand its business.

The Company has historically been able to fund its capital and operating needs through its cash flows from operations and expects to be able to continue to do so in the future. The Company believes that with its current cash position and its ability to obtain additional cash, either through the issuance of additional shares of common stock or utilization of credit lines, it has the ability to fund future acquisitions. As described in Note 3 to the financial statements, the Company recently obtained a $300 million revolving line of credit to fund the AcroMed acquisition.


FACTORS AFFECTING FUTURE PERFORMANCE

Although management believes that the Company will continue to be a world leader in the orthopaedic industry with strong financial performance, there are many risks and uncertainties which may change this outlook and affect the Company's performance over the next several years. The following discussion points out certain items which may affect DePuy and summarizes management's expectations regarding these issues. The Company cannot guarantee that these expectations will be realized, nor can it predict what future affect these items will have on its performance. Other risk factors may also exist which have not been identified either in this discussion or in the Company's Form 10-K.

The orthopaedic industry within the United States has been greatly influenced by the effects of healthcare reform and the advent of managed care. The enforcement of strict cost controls and the market trends toward discounted prices have affected all competitors in the orthopaedic industry. The Company experienced a gradual leveling of prices during 1997 and believes that in 1998 prices may increase very slightly. Although the Company does not anticipate that these pricing issues will emerge again in the near future, there can be no guarantee of such market trends.

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

A significant portion of the Company's business is performed outside the United States, primarily in Europe and Asia/Pacific countries, where sales and other transactions are denominated in foreign currencies. Based upon the recent volatility in the foreign currency markets, currency rate fluctuations could have a negative impact on future sales and earnings growth. The Company occasionally hedges certain foreign currency transactions where it is deemed prudent, in an effort to protect its profit levels. However, there is no guarantee that such hedges can be obtained or that they will protect the Company from future losses resulting from foreign currency fluctuations.

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

The Company's products are subject to extensive regulation in the United States by the federal Food and Drug Administration (the "FDA") and, in some jurisdictions, by state authorities. There can be no assurance that the FDA will act favorably or quickly in its review of the Company's regulatory filings or that significant difficulties and costs will not be encountered by the Company in its efforts to obtain necessary FDA clearance on its products. In addition, the FDA may require the Company to conduct additional product testing or perform more clinical studies. The FDA may also place significant limitations upon the intended use of the Company's products as a condition to clearance. These additional requirements or restrictions may have an impact on the Company's ability to manufacture and sell certain products which could have a material adverse effect on the Company's financial results.

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

The recent acquisition of DePuy's parent company by Roche, as described in Note 2 to the financial statements, may have an impact on future growth strategies and operations of the Company dependent upon the guidance provided by the new majority owner. Roche has indicated that it intends to operate the Company independently as a separate division under the current DePuy management team, and is in fact currently operating in this manner. At this time, the Company believes that it will be permitted to continue to pursue its growth strategy under the guidance of another world leader in healthcare.


Item 3 - Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         Not Applicable

Item 2 - Changes in Securities and Use of Proceeds

         Pursuant to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-09345) which became effective on October 30, 1996, the Company issued 8,580,000 shares of common stock, including shares issued pursuant to the exercise of an underwriters' over allotment option. The offering generated net proceeds to the Company after expenses, discounts and commission of approximately $139 million. The Company used $75 million of such net proceeds to partially fund the acquisition of Landanger-Camus in April 1997. The Company plans to use the remaining proceeds from the offering to finance additional expansion of the Company's business, provided suitable acquisitions can be identified and negotiated. Pending such use, the remaining proceeds of the offering are being invested primarily in cash equivalents.

Item 3 - Defaults Upon Senior Securities

         Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              2.1 Agreement and Plan of Merger dated as of March 19, 1998 among AcroMed Corporation, DePuy, Inc. and DP Merger Sub, Inc.* **

              27.1   Financial Data Schedule

         (b)  Reports on Form 8-K

              During the three-month period ended March 31, 1998, the Company filed two current reports on Form 8-K, one filed on March 19, 1998 reporting under Item 1 the acquisition of Corange by Roche and one filed on March 31, 1998 reporting under Item 5 the Company's agreement to purchase AcroMed.


-------
  * Does not include certain exhibits to the Agreement. A list briefly identifying the contents of all omitted exhibits has been provided in
     Exhibit 2.1. The Company will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted exhibit.

  ** Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to the Company's Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

                                   SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  May 14, 1998                            DEPUY, INC.

                                             By:  /s/ Steven L. Artusi
                                                  -------------------------
                                             Steven L. Artusi
                                             Senior Vice President,
                                              General Counsel and Secretary


   Date:  May 14, 1998                       By:  /s/ Thomas J. Oberhausen
                                                  --------------------------
                                             Thomas J. Oberhausen
                                             Senior Vice President and
                                               Chief Financial and Accounting
                                               Officer

                                 EXHIBIT INDEX

Exhibit No.                   DESCRIPTION                              PAGE NO.
-----------                   -----------                              --------

   2.1 Agreement and Plan of Merger dated as of March 19, 1998 among AcroMed Corporation, DePuy, Inc. and DP Merger Sub, Inc.* **

  27.1          Financial Data Schedule




-------
   * Does not include certain exhibits to the Agreement. A list briefly identifying the contents of all omitted exhibits has been provided in
      Exhibit 2.1. The Company will furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted exhibit.

   ** Confidential material omitted and filed separately with the Securities and Exchange Commission pursuant to the Company's Application for Confidential Treatment under Rule 24b-2 of the Securities Exchange Act of 1934.