Form 10-Q
period 1998-06-30
DEPUY INC
filed 1998-08-14
CIK 1019900

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            -----------------------

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________to_______________________


                       Commission file number:  001-12229

                                  DEPUY, INC.
             (Exact Name of Registrant as Specified in Its Charter)

               DELAWARE                                                      35-1989795
 (State or Other Jurisdiction of Incorporation                 (I.R.S. Employer Identification No.)
  or Organization)

        700 ORTHOPAEDIC DRIVE, WARSAW, INDIANA                              46581-0988
     (Address of Principal Executive Offices)                                (Zip Code)

     Registrant's Telephone Number, Including Area Code:                 (219) 267-8143

          Indicate by check [X] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X     No
         ---       ---


          The number of shares of Common Stock, par value $.01 per share, outstanding as of August 12, 1998 was 98,841,680.

PART I. - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                  DEPUY, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                            June 30,
                                                                              1998       December 31,
                                                                          (Unaudited)        1997*
                                                                          ------------   -------------
  ASSETS
  CURRENT ASSETS
  Cash and cash equivalents                                                $   94,177      $  215,567
  Short-term investments                                                        5,027           4,925
  Accounts receivable, net of allowances
   of $16,247 (1998) and $17,722 (1997)                                       175,799         132,204
  Amounts receivable from affiliates                                              150               -
  Inventories at lower of cost or market                                      213,898         169,735
  Deferred income taxes                                                       113,304          52,839
  Prepaid expenses and other current assets                                    30,837          30,136
                                                                           ----------    ------------
       Total current assets                                                   633,192         605,406
                                                                           ==========    ============
  NONCURRENT ASSETS
  Goodwill, net of accumulated amortization
   of $82,432 (1998) and $74,570 (1997)                                       429,080         341,710
  Other intangible assets, net of accumulated
   amortization of $4,049 (1998) and $3,820 (1997)                            151,674           3,528
  Deferred income taxes                                                        18,749          15,584
  Investment in affiliate                                                         331           1,610
  Other assets                                                                 15,608           8,865
                                                                           ----------    ------------
                                                                              615,442         371,297

  Property, plant and equipment, net                                          113,383         103,954
                                                                           ----------    ------------
         Total assets                                                      $1,362,017      $1,080,657
                                                                           ==========    ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
  Short-term debt payable to affiliates                                   $         -      $    1,497
  Short-term debt                                                              83,370          23,696
  Accounts payable                                                             35,227          36,296
  Dividends payable to shareholders                                                 -          11,836
  Amounts payable to affiliates, net                                                -             493
  Income taxes payable                                                         45,010          33,696
  Accrued royalties                                                            26,937          23,115
  Accrued employee compensation                                                26,726          23,005
  Other accrued expenses                                                       69,767          48,532
                                                                           ----------    ------------
       Total current liabilities                                              287,037         202,166
                                                                           ----------    ------------
  NONCURRENT LIABILITIES
  Long-term debt                                                              263,398          68,189
  Long-term employee benefits                                                  20,739          20,097
  Noncurrent deferred income taxes                                             67,796           8,243
  Other noncurrent liabilities                                                 21,725          14,458
                                                                           ----------    ------------
       Total noncurrent liabilities                                           373,658         110,987
                                                                           ----------    ------------
  CONTINGENCIES (NOTE 6)

  MINORITY INTEREST                                                             4,944           5,386
                                                                           ----------    ------------
  SHAREHOLDERS' EQUITY
  Common stock, $.01 par value;
   130,000,000 shares authorized; shares outstanding
   of 98,816,286 (1998) and 98,679,874 (1997)                                     988             987
  Additional paid-in capital                                                  695,359         676,649
  Retained earnings                                                            50,858         128,058
  Accumulated other comprehensive income                                      (50,827)        (43,576)
                                                                           ----------    ------------
       Total shareholders' equity                                             696,378         762,118
                                                                           ----------    ------------
         Total liabilities and shareholders' equity                        $1,362,017      $1,080,657
                                                                           ==========    ============

*The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited, in thousands, except per share data)

                                                                      Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                     ---------------------   ---------------------
                                                                        1998        1997        1998        1997
                                                                     ----------   --------   ----------   --------

Net sales                                                             $219,178    $204,744    $426,509    $392,586

Cost of sales                                                           65,802      67,439     126,370     123,440
                                                                      --------    --------    --------    --------
     Gross profit                                                      153,376     137,305     300,139     269,146
                                                                      --------    --------    --------    --------

Selling, general and administrative expenses                            79,911      76,634     157,530     146,165
Research and development expenses                                        7,363       7,809      14,572      13,641
Amortization of goodwill and intangible assets                           4,787       4,412       8,429       7,591
Special items, net (Note 3)                                                  -       7,551      23,996       8,459
Acquired in-process research and development (Note 2)                  131,000           -     131,000           -
                                                                      --------    --------    --------    --------

     Operating (loss) income                                           (69,685)     40,899     (35,388)     93,290
                                                                      --------    --------    --------    --------

Interest expense, affiliate                                                  -         236          54         684
Interest expense, other                                                  2,511       1,346       4,244       2,090
Other income, net                                                        1,369         835       4,160       3,157
                                                                      --------    --------    --------    --------
     (Loss) income before taxes, minority interest expense and
       equity in (loss) earnings of unconsolidated affiliate           (70,827)     40,152     (35,526)     93,673
                                                                      --------    --------    --------    --------

Provision for income taxes                                              24,378       7,617      40,500      29,928
Minority interest expense                                                  695         595       1,358         968
Equity in (loss) earnings of unconsolidated affiliate                     (148)        556         184         984
                                                                      --------    --------    --------    --------

     Net (loss) income                                                $(96,048)   $ 32,496    $(77,200)   $ 63,761
                                                                      ========    ========    ========    ========

Basic and diluted (loss) earnings per share                           $  (0.97)   $   0.33    $  (0.78)   $   0.65
                                                                      ========    ========    ========    ========

Weighted-average number of common shares outstanding                    98,809      98,580      98,761      98,580
                                                                      ========    ========    ========    ========

      See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)


                                                                          Six Months Ended
                                                                              June 30,
                                                                  ----------------------------------
                                                                       1998               1997
                                                                  --------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss) income                                                     $ (77,200)          $  63,761
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
  Depreciation and amortization                                          17,665              16,891
  Gain on sale of assets                                                      -             (32,122)
  Deferred income taxes                                                  (2,120)            (22,091)
  Capital contribution for Corange Service Awards                        15,865                   -
  Acquired in-process research and development                          131,000                   -
  Other, net                                                               (440)              1,233
  Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
     Accounts receivable                                                (25,069)             (5,136)
     Inventories                                                        (14,630)              6,996
     Amounts payable to/or receivable from affiliates, net                 (606)             (1,159)
     Prepaid expenses and other current assets                             (189)              4,058
     Other noncurrent assets                                              2,123               8,274
     Accounts payable                                                    (2,192)             (5,395)
     Accrued employee compensation and other                             12,480              12,157
     Other noncurrent liabilities                                           868              14,501
     Income taxes payable                                                 8,707              14,720
                                                                      ---------           ---------

     Net cash provided by operating activities                           66,262              76,688
                                                                      ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures                                                    (12,249)            (12,331)
Business acquisitions, net of cash acquired                            (341,146)           (144,417)
Purchases of short-term investments, net                                    (79)               (749)
Proceeds from sale of assets                                                  -              45,517
                                                                      ---------           ---------

     Net cash used for investing activities                            (353,474)           (111,980)
                                                                      ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Payments of short-term debt                                             (17,140)            (27,637)
Proceeds from issuance of short-term debt                                   330               4,388
Payments of long-term debt                                               (6,702)            (28,493)
Proceeds from issuance of long-term debt                                200,068               3,870
Net proceeds from issuance of stock                                       2,846                   -
Dividends paid                                                          (11,836)               (300)
                                                                      ---------           ---------

     Net cash provided by (used for) financing activities               167,566             (48,172)
                                                                      ---------           ---------

Effect of exchange rate changes on cash                                  (1,744)             (1,502)
                                                                      ---------           ---------

     Decrease in cash and cash equivalents                             (121,390)            (84,966)

Cash and cash equivalents at beginning of period                        215,567             209,387
                                                                      ---------           ---------

Cash and cash equivalents at end of period                            $  94,177           $ 124,421
                                                                      =========           =========

       See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                           (Unaudited, in thousands)


                                                                                                      Accumulated
                                                                            Additional                   Other            Total
                                 Shareholder's      Common      Common       Paid-in      Retained    Comprehensive    Shareholders'
                                 Net Investment     Shares       Stock       Capital      Earnings       Income           Equity
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995       $ 378,099            -        $   -       $      -       $     -      $       -      $         -
------------------------------------------------------------------------------------------------------------------------------------
Net income for the period             89,640
Dividends to affiliate                (8,553)
Change in net transfers
    to affiliate                      44,063
Foreign currency translation
    adjustments                        4,727
Unrealized gain on securities             44
Capital contributions
    from affiliates                    4,564
Capitalization resulting from
   reorganization and Initial
     Public Offering                (512,584)       98,580         986         675,144            -        (24,983)         651,147
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT OCTOBER 30, 1996,
  EFFECTIVE DATE OF INITIAL
  PUBLIC OFFERING                          -        98,580         986         675,144            -        (24,983)         651,147
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
     Net income for the period                                                                17,108                         17,108
     Other comprehensive income                                                                              2,373            2,373
                                                                                            ----------------------------------------
     Total comprehensive income                                                               17,108         2,373           19,481
                                                                                            ----------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996               -        98,580         986         675,144        17,108       (22,610)         670,628
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
     Net income for the year                                                                 122,786                        122,786
     Other comprehensive loss                                                                              (20,966)         (20,966)
                                                                                            ----------------------------------------
     Total comprehensive income                                                              122,786       (20,966)         101,820
                                                                                            ----------------------------------------
  Cash dividends declared                                                                    (11,836)                       (11,836)
  Exercise of stock options and
    issuance of other stock awards                      13                         525                                          525
  Common stock issued for purchase
    under the Employee Stock Purchase Plan              87           1           1,553                                        1,554
  Other                                                                           (573)                                        (573)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997               -        98,680         987         676,649       128,058       (43,576)         762,118
------------------------------------------------------------------------------------------------------------------------------------
  Comprehensive income:
   Net loss for the period                                                                   (77,200)                       (77,200)
   Other comprehensive loss                                                                                 (7,251)          (7,251)
                                                                                            ----------------------------------------
   Total comprehensive loss                                                                  (77,200)       (7,251)         (84,451)
                                                                                            ----------------------------------------
  Exercise of stock options and
    issuance of other stock awards                     136           1          2,845                                         2,846
  Capital contribution
    for Corange Service Awards                                                 15,865                                        15,865
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1998           $       -        98,816       $ 988       $695,359       $ 50,858      ($50,827)     $   696,378
------------------------------------------------------------------------------------------------------------------------------------

       See accompanying notes to these Consolidated Financial Statements.

                                  DEPUY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Unaudited, in thousands, except share data)
                                 June 30, 1998


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

NOTE 2 - ORGANIZATION / ACQUISITIONS

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

Pursuant to a registration statement filed with the Securities and Exchange Commission that became effective on October 30, 1996, the Company issued, through an Initial Public Offering, 7,780,000 shares of its common stock at $17.50 per share which generated net proceeds after expenses, discounts and commissions of approximately $126,000. In November 1996, an additional 800,000 shares were sold pursuant to an underwriter's over allotment provision generating net proceeds of approximately $13,000. The Company used the net proceeds from the sale of shares of its common stock to fund part of the cost of the Landanger-Camus ("Landanger") acquisition in April 1997 and part of the AcroMed acquisition in June 1998.

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

On May 24, 1997, the shareholders of Corange entered into an agreement to sell 100% of its shares to an indirect subsidiary of Roche Holding Ltd ("Roche"), a multinational company and world leader in research-based healthcare. This transaction closed on March 5, 1998, upon approval from various regulatory agencies. The purchase price, after contractually agreed price adjustments,
totaled approximately $10.2 billion.   As a result of this transaction, Roche,
through its ownership of Corange, holds an approximate 84% interest in the Company. The Company continues to operate as an independent organization and represents an additional segment for Roche. Headquartered in Basel, Switzerland, Roche is an international company with principal businesses in pharmaceuticals, diagnostics, vitamins and fine chemicals, and fragrances and flavors. See Footnote 9 for discussion on Subsequent Events.

On June 3, 1998, the Company purchased the equity of AcroMed Corporation ("AcroMed") for approximately $340,000, including acquisition costs. Goodwill totaling $93,000 was recorded as a result of this acquisition under the purchase method of accounting. The transaction also resulted in the recording of one-time charges of approximately $131,000 primarily related to the cost of acquired in-process research and development, and $149,000 was recorded as an intangible asset related to the value of existing AcroMed products, partially offset by an associated deferred tax liability of $60,000. The acquisition was funded partly through external financing consisting of a $300,000 revolving line of credit and partly with cash received from the IPO. AcroMed, headquartered in Cleveland, Ohio, manufactures and distributes spinal implant medical devices to treat a range of conditions including degenerative diseases, deformities, traumas/tumors and cervical applications. For its fiscal year ended June 30, 1997, AcroMed reported net sales of $91,200 and net loss of approximately $51,100. Excluding nonrecurring charges primarily related to product liability settlements, AcroMed would have reported net income of approximately $14,200 (unaudited).

The operating results of AcroMed have been included in the consolidated statements of income from the date of acquisition. On the basis of a pro forma consolidation of the results of operations (unaudited), as if the acquisition had taken place at the beginning of 1997, consolidated net sales of the Company would have been $468,331 for the six months ended June 30, 1998 and $438,952 for the same period in 1997. Consolidated pro forma income and earnings per share, including the write-off of in-process research and development, would have been ($83,494) or ($.84) per share, and $60,668 or $.62 per share for the six months ended June 30, 1998 and 1997, respectively. For pro forma effect of full year 1997 see the Company's Current Report on Form 8-K dated June 3, 1998, as amended.

These unaudited pro forma consolidated results of operations have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangibles, an adjustment for deferred taxes and increased interest expense on acquisition debt. In management's opinion, the pro forma consolidated results of operations are not necessarily indicative of the actual results that would have occurred had the acquisition been consummated on January 1, 1997 or of future operations of the combined companies under the ownership and operation of the Company.

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

Effective May 29, 1997, the Company entered into an agreement to sell the healthcare business of DePuy International Limited. The healthcare and related businesses achieved 1996 sales of approximately $17,000 principally from incontinence care products sold to hospitals in the United Kingdom. The transaction resulted in a one-time gain of $26,900. In addition, the Company recognized special charges totaling $34,500 during the second quarter of 1997, consisting of a $17,400 charge to recognize minimum obligations to former distributors, a $7,900 provision for impairment in value of assets primarily related to foreign operations, a $5,200 provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition, and a $4,000 provision for purchased research and development.

During March 1998, certain employees of DePuy, Inc. and its subsidiaries received, in connection with the sale of the Corange group to Roche, special monetary awards in recognition of their services to the Corange group of companies. DePuy recorded an approximate $24,000 pretax operating expense related to the awards during the first quarter of 1998. The payment of these awards had no cash impact on the Company since they were funded through a $15,900 capital contribution received from Corange representing the estimated after-tax cash flow effect to the Company. The expense recorded during the first six months of 1998 for these special awards, as well as the related tax benefits, represent the estimated cost to the Company since the final accounting has not yet been completed.

NOTE 4 - INVENTORIES

Inventories consisted of the following:


                                     June 30,   December 31,
                                       1998         1997
                                     --------   ------------
              Finished products      $175,793       $136,170
              Work in process          11,353         13,387
              Raw materials            26,752         20,178
                                     --------       --------
                                      213,898       $169,735
                                     ========       ========

NOTE 5 - INCOME TAXES

The difference between the Company's effective and statutory tax rates is primarily attributable to the tax effects of the Corange special service awards and the acquired in-process research and development recorded in the first six months of 1998, from which reduced or no tax benefits were derived, and to the gains realized on the sale of the Company's pharmaceutical and healthcare businesses during the first six months of 1997. The gains on the pharmaceutical and healthcare businesses, as described in Note 3, were subject to tax at a rate lower than the statutory tax rate. In addition, the effective tax rate is impacted by state income taxes, nondeductible goodwill, and the effect of international operations.

                                  DEPUY, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

NOTE 7 - ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130") and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). These Statements establish standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and establish standards for the way that public business enterprises report information about operating segments in annual financial statements, respectively. Both of these pronouncements became effective for financial statements for fiscal years beginning after December 15, 1997 and are also required for interim financial reporting. FAS 131 is not required for interim financial reporting in the initial year of adoption. The Company has provided the required disclosures as prescribed in FAS 130 in its financial statements for the first six months of 1998 and intends to provide the required disclosure for FAS 131 in the Company's 1998 annual financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). This Statement, which must be adopted for fiscal quarters of fiscal years beginning after June 15, 1999, standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company does not believe that the adoption of this standard will have a material effect on its results of operations.

NOTE 8 - COMPREHENSIVE INCOME

The changes in the components of accumulated other comprehensive income for the first six months of 1998 and 1997 were $7,251 and $13,251, respectively. Comprehensive income consisted of the following:


                                                         June 30,    June 30,
                                                           1998        1997
                                                         ---------   ---------
          Cumulative translation adjustment               ($7,465)   ($13,256)
          Net unrealized appreciation on securities           214           5
                                                         --------    --------
                                                          ($7,251)   ($13,251)
                                                         ========    ========

NOTE 9 - SUBSEQUENT EVENTS

On July 21, 1998, DePuy, Inc. and Johnson & Johnson, a multinational company and manufacturer of health care products, entered into a definitive agreement under which Johnson & Johnson will make a tender offer for all of the outstanding shares of the Company for $35.00 per share, for an aggregate transaction value of $3.5 billion. Simultaneously, Johnson & Johnson and Roche, of Basel, Switzerland, entered into an agreement under which Roche, which owns approximately 84% of the outstanding shares of DePuy, has agreed to tender all of its shares. Johnson & Johnson is the world's most comprehensive and broadly based manufacturer of health care products for the consumer, pharmaceutical and professional markets.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Results of Operations

Overview
--------

DePuy, Inc. (the "Company") is one of the world's leading designers, manufacturers and distributors of orthopaedic devices and supplies. The Company's products include joint reconstructive devices such as hip, knee and shoulder implants; spinal implants; trauma devices; sports medicine products, including knee braces and other soft good supplies; and various other orthopaedic and operating room products. The Company sells and distributes its products in all major markets throughout the world. During both the first six months of 1998 and the year 1997, 51% of worldwide sales were to customers within the United States, with the remaining 49% of total sales being to customers located primarily in European and Asia/Pacific countries.

On October 30, 1996, the Company issued 8.6 million new shares of common stock, and Corange Limited ("Corange"), which directly or indirectly owned 100% of the shares of the Company, sold 7.0 million previously outstanding shares to the public through an Initial Public Offering ("IPO") at an offering price of $17.50 per share. The issuance of stock generated net proceeds to the Company after expenses, discounts and commissions of approximately $139 million.

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

Certain transactions occurring during 1998 and 1997 affect the comparison of financial results for the first six months of 1998 as compared to the same period in the prior year. In 1998 the Company acquired AcroMed Corporation ("AcroMed"), a manufacturer of spinal implant medical devices located in Cleveland, Ohio, for approximately $340 million, including acquisition costs. This acquisition, which occurred in June 1998, contributed approximately 3% additional sales growth for the six months ended June 30, 1998. In April 1997, the Company acquired Landanger-Camus ("Landanger"), a leading manufacturer of hip implants located in France, for approximately $150 million. This acquisition contributed approximately 4% additional sales growth for the six months ended June 30, 1998. In addition, the Company sold its international healthcare and pharmaceutical businesses during the first half of 1997. These divestitures caused sales to decline by approximately 3% during the first six months of 1998.

The following table summarizes the selected financial information expressed as a percentage of net sales for each reporting period:


                                                                    Percentage of Net Sales    Percentage of Net Sales
                                                                      Three Months Ended          Six Months Ended
                                                                           June 30,                    June 30,
                                                                    -------------------------------------------------
                                                                      1998         1997           1998         1997
                                                                    --------     --------       ---------    --------
Net sales                                                             100.0 %      100.0 %        100.0 %     100.0 %
Cost of sales                                                          30.0         32.9           29.6        31.4
                                                                    -------      -------        -------      ------
     Gross profit                                                      70.0         67.1           70.4        68.6
                                                                    -------      -------        -------      ------
Selling, general & administrative expenses                             36.5         37.4           36.9        37.2
Research and development expenses                                       3.4          3.8            3.4         3.5
Amortization of goodwill and intangible assets                          2.2          2.2            2.0         1.9
Acquired in-process research and development and
 other special items, net                                              59.7          3.7           36.4         2.2
                                                                    -------      -------        -------      ------
     Operating (loss) income                                          (31.8)        20.0           (8.3)       23.8
                                                                    -------      -------        -------      ------
Interest expense                                                        1.1          0.8            1.0         0.7
Other income, net                                                       0.6          0.4            1.0         0.8
                                                                    -------      -------        -------      ------
     (Loss) income before taxes, minority interest expense
     and equity in (loss) earnings of unconsolidated affiliate        (32.3)        19.6           (8.3)       23.9
                                                                    -------      -------        -------      ------
Provision for income taxes                                             11.1          3.7            9.5         7.6
Minority interest expense                                               0.3          0.3            0.3         0.3
Equity in (loss) earnings of unconsolidated affiliate                  (0.1)         0.3              -         0.2
                                                                    -------      -------        -------      ------
     Net (loss) income                                                (43.8)%       15.9 %        (18.1)%      16.2 %
                                                                    =======      =======        =======      ======

The following table summarizes sales by product line and geographic location:

                                                                    Three Months Ended          Six Months Ended
                                                                         June 30,                    June 30,
                                                                   --------------------        -------------------
                                                                     1998         1997           1998        1997
                                                                   -------      -------        -------      ------
Reconstructive products                                            $ 143.8      $ 145.6        $ 289.3      $272.8
Spinal implants                                                       29.9         15.1           49.0        29.0
Trauma products                                                       17.5         14.8           34.8        30.0
Sports medicine                                                       12.4         12.4           25.4        24.7
Other products                                                        15.6         16.8           28.0        36.1
                                                                   -------      -------        -------      ------

      Total sales                                                  $ 219.2      $ 204.7        $ 426.5      $392.6
                                                                   =======      =======        =======      ======

U.S. sourced sales                                                 $ 125.5      $ 107.9        $ 239.0      $217.2
International sourced sales                                           93.7         96.8          187.5       175.4
                                                                   -------      -------        -------      ------

      Total sales                                                  $ 219.2      $ 204.7        $ 426.5      $392.6
                                                                   =======      =======        =======      ======

Sales to customers located in the United States                    $ 114.0      $  99.9        $ 219.6      $200.8
Sales to customers located outside the United States                 105.2        104.8          206.9       191.8
                                                                   -------      -------        -------      ------

      Total sales                                                  $ 219.2      $ 204.7        $ 426.5      $392.6
                                                                   =======      =======        =======      ======

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net sales were $426.5 million for the six months ended June 30, 1998, representing an increase of $33.9 million, or 9% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 5%, with the acquisition of AcroMed in June 1998 contributing 3% of this growth. The acquisition of Landanger in April 1997 resulted in additional sales growth of 4%. The effects of foreign exchange rates in 1998 compared with 1997 and the sale of the pharmaceutical and healthcare businesses resulted in an unfavorable impact on sales of 3% and 3%, respectively. The remaining 6% increase primarily related to the growth in sales of hip and knee replacements in the joint reconstructive product line and to higher sales of various products in the trauma product line.

The components of the worldwide sales improvement were as follows:



                   Acquisitions                                7%
                   Volume and product mix                      5%
                   Net pricing changes                         3%
                   Effect of foreign exchange rates           -3%
                   Divestitures                               -3%

U.S. sourced sales to unaffiliated customers rose $21.8 million, or approximately 10%, during the six months ended June 30, 1998. This growth was primarily attributable to the acquisition of AcroMed effective June 1, 1998 and to increased sales of other spinal products, including the new Peak polyaxial anterior cervical plate, and the continued penetration of this fast-growing segment of the U.S. orthopaedics market. Increased sales of joint reconstructive implants and trauma products also contributed to the sales growth for the period.

International sourced sales to unaffiliated customers rose $12.1 million, or 7%, during the six months ended June 30, 1998. This increase in sales was primarily attributable to the acquisition of Landanger in April 1997 resulting in international sales growth of 9%. The continued expansion in the European and Asia/Pacific regions also caused sales to grow by 6% and 5%, respectively, exclusive of the effects of foreign exchange and divestitures. The negative effect of foreign exchange rates partially offset the overall increase in international sales by 7% and divestitures caused international sales to decline by 6%.

The Company's gross profit for the six months ended June 30, 1998 was $300.1 million, or 70.4% of sales, as compared to 68.6% of sales for the comparable six-month period. During the first six months of 1997, certain one-time inventory adjustments related to discontinued, obsolete and excess products were recorded resulting in a 1.5% decrease in gross margin. Excluding this unusual item, margins improved by .3% in 1998 as compared to the prior year, partly due to the sale of the pharmaceutical and healthcare businesses during 1997 which historically had realized significantly lower gross margins than the core orthopaedic products sold by the Company. In addition, product mix and price increases occurring during the first six months of the year contributed to the increase in gross margins.

Selling, general and administrative expenses totaled $157.5 million for the first six months of 1998, or 36.9% of sales, as compared to 37.2% reported in the same period of the prior year. This decrease was attributable to lower legal fees in 1998 and higher general and administrative expenses during the first six months of 1997 attributable to the Landanger acquisition, partially offset by higher marketing and consulting fees, and increased investments in international information systems during the current year.

Research and development expenses increased to $14.6 million, or 3.4% of sales during the first six months of 1998, as compared to 3.5% reported in the same period in 1997. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

Amortization of goodwill and intangibles totaled $8.4 million for the first six months of the year, representing a $.8 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of the additional goodwill related to the acquisition of Landanger in April 1997 and of AcroMed in June 1998, partially offset by lower amortization resulting from the sale of the healthcare and pharmaceutical businesses during the first six months of 1997.

The acquired in-process research and development of $131.0 million reported during the first six months of 1998 consisted primarily of a one-time charge related to the purchase of AcroMed. Special items, net, of $24.0 million represents monetary awards received, in connection with the sale of Corange to Roche Holding Ltd ("Roche"), by certain employees of the Company in recognition of their services to the Corange group of companies. This one-time charge represents an estimate for the first six months of 1998 since the final accounting has not yet been completed.

During the first six months of 1997, the special items, net, of $8.5 million includes an $8.0 million gain on the sale of the pharmaceutical business of DePuy International Limited, effective March 28, 1997, and a $26.9 million gain on the sale of the healthcare business of DePuy International Limited, effective May 29, 1997. These gains were partially offset by special charges totaling $43.4 million including:

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

Interest expense was $4.3 million through June 30, 1998 representing a $1.5 million increase compared to the same period in the prior year. This higher interest expense was due to additional debt acquired related to the purchases of Landanger and AcroMed, partially offset by a reduction in outstanding debt balances as a result of increased internal funding of short-term financial requirements.

Other income, net, totaled $4.2 million for the first six months of the year as compared to $3.2 million reported in the prior year, representing an increase of $1.0 million. This increase mainly resulted from higher interest income related to larger invested cash balances and improved interest rates.

The effective income tax rate for the first six months of 1998 was (114.0%) as compared to 31.9% reported in the same period of the prior year. Excluding the tax effects of the special employee recognition awards and the one-time charge for acquired in-process research and development, the effective rate would have been 40.7% for the first six months of the current year. The 8.8 percentage point increase in the rate was primarily the result of the lower tax rate applied to the gains realized on the sale of the healthcare and pharmaceutical businesses during the first six months of 1997.

The Company reported a net loss for the six months ended June 30, 1998 of $77.2 million. Excluding special items and acquired in-process research and development, net income would have been $70 million, or 16.4% of sales, representing 10% growth over the prior year. This increase was attributable to a 12% increase in operating profit, excluding special items, partially offset by a higher effective income tax rate. Earnings per share for the first six months of 1998, excluding special and nonrecurring items, would have been $.71, representing a 9% increase over the prior year.

Quarter Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Net sales were $219.2 million for the quarter ended June 30, 1998, representing an increase of $14.4 million, or 7% over the same period in the prior year. Continued penetration of the spinal implant market caused total sales to increase by 7%, including 5% attributable to the acquisition of AcroMed in June 1998. The effects of foreign exchange rates in 1998 compared with 1997 and the sale of the healthcare business resulted in an unfavorable impact on sales of 3% and 2%, respectively. The remaining 5% increase primarily related to the growth in sales (excluding the effects of foreign currency) of hip and knee replacements in the joint reconstructive product line and to continued growth in the trauma market.

The components of the worldwide sales improvement were as follows:


           Acquisitions                                   5%
           Volume and product mix                         5%
           Net pricing changes                            2%
           Effect of foreign exchange rates              -3%
           Divestitures                                  -2%

U.S. sourced sales to unaffiliated customers rose $17.6 million, or approximately 16% during the quarter ended June 30, 1998. This growth was primarily attributable to the AcroMed acquisition and increased sales of spinal products, including the new Peak polyaxial anterior cervical plate and continued penetration of this fast-growing segment of the U.S. orthopaedics market. Increased sales of joint reconstructive implants and trauma products also contributed to the sales growth for the quarter.

International sourced sales to unaffiliated customers decreased $3.1 million, or 3%, during the quarter ended June 30, 1998. This decrease in sales was primarily attributable to the negative effect of foreign exchange rates and divestitures causing sales to decline by 6% and 4%, respectively. The continued expansion in the European and Asia/Pacific regions caused sales to grow by 3% and 4%, respectively, exclusive of the effects of foreign exchange and divestitures.

The Company's gross profit for the three months ended June 30, 1998 was $153.4 million, or 70.0% of sales, as compared to 67.1% of sales for the comparable three-month period. This increase in gross margin as a percent of sales primarily resulted from one-time inventory adjustments related to discontinued, obsolete and excess products resulting in a 2.8% decrease in margin during the three months ended June 30, 1997. Excluding this item, gross margins improved by
 .1% for the quarter, partly the result of the sale of the healthcare business during 1997 which historically had realized significantly lower gross margins than the core orthopaedic products sold by the Company.

Selling, general and administrative expenses totaled $79.9 million for the second quarter of 1998, or 36.5% of sales, as compared to 37.4% reported in the same period of the prior year. The lower expenses partly resulted from decreased legal fees, partially offset by higher consulting fees.

Research and development expenses decreased to $7.4 million, or 3.4% of sales during the second quarter of 1998, as compared to 3.8% reported during the same period in 1997 due to the timing of expenditures. The Company continues to make investments in technological advancements in order to remain competitive in the orthopaedic market and to provide its customers with the latest technology available.

The amortization of goodwill and intangibles totaled $4.8 million for the three months ended June 30, 1998, representing a $.4 million increase compared to the same period in the prior year. This increase was primarily attributable to the recording of additional goodwill related to the acquisition of AcroMed in June 1998, partially offset by lower amortization resulting from the sale of the healthcare business during the second quarter of 1997.

Acquired in-process research and development reported during the second quarter of 1998 of $131.0 million primarily represents the write-off of in-process research and development related to the purchase of AcroMed. During the second quarter of 1997, special items, net, includes a $26.9 million gain on the sale of the healthcare business of DePuy International Limited, effective May 29, 1997, described in Note 3 to the financial statements. This gain was partially offset by special charges totaling $34.5 million primarily resulting from:

     . a $17.4 million charge to recognize minimum obligation to former distributors,
     . a $7.9 million provision for impairment in value of assets primarily related to foreign operations,
     . a $5.2 million provision for integration and reorganization expenses within existing DePuy entities as a consequence of the Landanger acquisition, and
     . a $4.0 million provision for purchased research and development.

Interest expense was $2.5 million for the quarter, representing a $.9 million increase compared to the same period in the prior year. This higher interest expense was due to additional debt acquired related to the purchases of Landanger and AcroMed, partially offset by a reduction in outstanding debt balances as a result of increased internal funding of short-term financial requirements.

Other income, net, totaled $1.4 million for the second quarter of the year as compared to $0.8 million of income reported in the prior year, representing an increase of $0.6 million. This increase was attributable to higher interest income resulting from larger invested cash balances and improved interest rates.

The effective income tax rate for the second quarter of 1998 was (34.4%) as compared to 19.0% reported in the same period of the prior year. Excluding the tax effects of the one-time charge for in-process research and development, the effective rate would have been 40.5% for the second quarter of the current year. Excluding the special items, the effective income tax rate for the second quarter of 1997 was 42.5%. The 2.0 percentage point reduction in the rate resulted primarily from the tax effects of the financing structure related to the Landanger acquisition and other effects of international operations.

The Company recognized a net loss for the three months ended June 30, 1998 of $96.0 million. Excluding non-recurring items, net income would have been $35.3 million, or 16.1% of sales, representing 9% growth over the prior year. This increase was attributable to a 14% increase in operating profit, excluding non-recurring items. Earnings per share for the second quarter of 1998, excluding special items, would have been $.36, representing a 9% increase over the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash generated from operations, along with available credit lines, are the principal sources of funding available to the Company and provide adequate liquidity to meet its operational needs. Cash and cash equivalents totaled $94.2 million at June 30, 1998, compared with $215.6 million at December 31, 1997. The decrease is primarily due to partially funding the AcroMed acquisition with existing cash.

Net proceeds received from the IPO in October 1996 totaled approximately $139 million. This cash was used to fund part of the cost of the Landanger and AcroMed acquisitions.

Working capital at June 30, 1998 was $146.2 million, representing a $257.0 million decrease from December 31, 1997. This decrease primarily resulted from the utilization of excess cash to fund part of the AcroMed acquisition and an increase in short-term debt. The annualized inventory turnover ratio for the six months ended June 30, 1998 was 1.3, down from the 1.7 level reported during the six months ended June 30, 1997. The annualized accounts receivable turnover rate was 5.7 for the first six months of 1998, down from 5.9 in the same period in 1996.

Operating activities generated $66.3 million of cash in the first six months of 1998 as compared to $76.7 million in the same period in the prior year. The lower cash flows during the first six months of the year resulted primarily from changes in working capital.

Cash flows used for investing activities totaled $353.5 million through the second quarter of 1998, including $341.2 million paid for acquisitions (net of cash received), primarily AcroMed, and $12.3 million of capital expenditures. In the first six months of 1997, cash flows used for investing activities totaled $112.0 million including $144.4 million paid in consideration for the acquisition of Landanger (net of cash received), capital expenditures of $12.3 million and purchases of short-term investments of $.8 million, partially offset by proceeds received from the sale of the pharmaceutical and healthcare businesses of DePuy International Limited of $45.5 million.

Cash flows provided by financing activities were $167.6 million in 1998 and included a net increase in debt of $176.6 million and $2.8 million of proceeds received from the issuance of stock related to the exercise of stock options and other stock activity, partially offset by $11.8 million of dividends. The increase in debt was due to additional financing obtained to partially fund the AcroMed acquisition. During the first six months of 1997, cash flows used for financing activities totaled $48.2 million and included a net decrease in debt of $47.9 million and dividends of $.3 million.

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

The Company has historically been able to fund its capital and operating needs through its cash flows from operations and expects to be able to continue to do so in the future. The Company believes that with its current cash position and its ability to obtain additional cash, either through the issuance of additional shares of the common stock or utilization of credit lines, it has the ability to fund future acquisitions. As described in Note 2 to the financial statements, the Company recently obtained a $300 million revolving line of credit to fund the AcroMed acquisition, of which $200 million has been utilized.


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

The advent of managed care and the related pressures on cost containment have also resulted in increased involvement in the purchasing decisions by hospital buying groups and higher numbers of national purchasing contracts. These contracts require manufacturers to provide significant price discounts on their products in return for preferred supplier arrangements. The Company believes that the high levels of product sales to such groups and the opportunity for increased market share can offset the financial impact of discounting products. However, the extent to which buying groups are able to obtain compliance from the various institutions within their organizations, as anticipated under such preferred supplier agreements, varies considerably depending on the particular buying group. Over the last year the Company has experienced a lower rate of compliance in the U.S. under certain contracts. If these contracts do not produce higher levels of compliance in the future, the sales growth and the financial results of the Company may be adversely impacted.

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

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software issues. The Company believes that major areas of potential business impact have been identified and remedial actions are being considered. Based upon current assessments, the Company believes that future financial results will not be materially affected by Year 2000 issues. Most of these issues will be resolved through the purchase of new software systems which will be capitalized and depreciated over the life of such systems. There will be certain costs incurred related to the modification of existing software, but these costs are estimated to be immaterial to the financial results of the Company. However, there can be no guarantee that the Company's current assessment will be achieved. Actual results could differ materially from such assessments.

The pending acquisition of DePuy by Johnson & Johnson, as described in Note 9 to the financial statements, may have an impact on future growth strategies and operations of the Company dependent upon the guidance provided by the new owner.

Item 3 - Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

         Not Applicable

Item 2 - Changes in Securities and Use of Proceeds

         Pursuant to the Company's Registration Statement on Form S-1 (Registration Statement No. 333-09345) which became effective on October 30, 1996, the Company issued 8,580,000 shares of common stock, including shares issued pursuant to the exercise of an underwriters' over allotment option. The offering generated net proceeds to the Company after expenses, discounts and commissions of approximately $139 million. The Company used a portion of the net proceeds to partially fund the acquisition of Landanger-Camus in April 1997 and the remainder of the net proceeds to partially fund the acquisition of AcroMed in June 1998. The net proceeds to the Company from the offering have been completely applied to the aforesaid uses.

Item 3 - Defaults Upon Senior Securities

         Not Applicable

Item 4 - Submission of Matters to a Vote of Security Holders

         On April 30, 1998, the Company held its annual meeting of shareholders, at which meeting the shareholders elected Messrs. Richard C. Bolesky, Gerald C. Hanes and Robert Volz, M.D. as Class II directors for three year terms. The votes were 95,836,762, 95,836,622 and 95,827,112 shares for, 0, 0 and 0 shares against, 220,275, 220,415 and 229,925 shares abstaining, and 0, 0 and 0 shares broker nonvotes, respectively. Messrs. James A. Lent, Anthony Williams, Richard A. Gilleland, M.L. Lowenkron and Michael J. Dormer continued as directors of the Company. In a subsequent meeting, the board of directors of the Company elected Dr. Fritz Gerber and Dr. Franz B. Humer as directors of DePuy, Inc. effective April 30, 1998.

         In addition to the election of directors, the shareholders took the following actions:

         (1) approved a change to the last sentence of the first paragraph of
             Section 4.1 of the DePuy, Inc. Employee Stock Option/Purchase Plan to increase the maximum number of shares to be issued under the Plan with respect to the 1997 annual offering to 200,000 with a vote of 95,775,439 shares in favor, 261,612 shares opposed, 19,986 shares abstaining and 0 shares broker nonvotes; and

         (2) confirmed the appointment of Price Waterhouse LLP as auditor for the Company for the year ended December 31, 1998 with a vote of 96,042,137 shares in favor, 6,325 shares opposed, 8,575 shares abstaining and 0 shares broker nonvotes.

Item 5 - Other Information

         Not Applicable

Item 6 - Exhibits and Reports on Form 8-K

         (a) Exhibits

             4.1 Revolving Credit Agreement among DePuy, Inc. as Borrower, the Lenders named therein and The First National Bank of Chicago, as Agent, dated as of May 29, 1998.

             27.1 Financial Data Schedule

         (b) Reports on Form 8-K

             During the three-month period ended June 30, 1998, the Company filed one Report on Form 8-K, dated June 3, 1998, reporting under
             Item 2. Acquisition and Disposition of Assets, related to the Company's acquisition of AcroMed Corporation. The Company filed an amendment to the Form 8-K on August 14, 1998, reporting the financial statements and pro forma financial information required by Item 7 of Form 8-K.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: August 14, 1998                    DEPUY, INC.

                                         By:    /s/ Steven L. Artusi
                                              ---------------------------------
                                              Steven L. Artusi
                                                Senior Vice President,
                                                General Counsel and Secretary



Date: August 14, 1998                    By:    /s/ Thomas J. Oberhausen
                                              ---------------------------------
                                              Thomas J. Oberhausen
                                                Senior Vice President and
                                                Chief Financial and Accounting
                                                Officer

                                 EXHIBIT INDEX


Exhibit No.                      Description                        Page No.
-----------                      -----------                        --------
    4.1         Revolving Credit Agreement among DePuy, Inc. as Borrower, the Lenders named therein and The First National Bank of Chicago, as Agent, dated as of May 29, 1998.

    27.1        Financial Data Schedule